Form 10-Q
period 2009-02-28
SUMOTEXT, inc.
filed 2009-04-14
CIK 1452476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-156934

SUMOTEXT INCORPORATED
(Name of registrant in its charter)

Nevada	4822	26-0319491
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial	Identification No.)
organization)	Classification
Code Number)

2100 Riverdale, Suite 200
Little Rock, Arkansas, 72202
 (Address of principal executive offices)

(800) 480-1248
 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

As of April 14, 2009, the registrant had 7,779,806 shares of common stock, $0.0001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.

II	BALANCE SHEETS	F-1
III	STATEMENTS OF OPERATIONS	F-2
V	STATEMENTS OF CASH FLOWS	F-4
VI	NOTES TO THE FINANCIAL STATEMENTS	F-5

SUMOTEXT, INC.
BALANCE SHEETS
(Unaudited)
	February 28, 2009	August 31, 2008
Assets

Current Assets:
Cash	$136,631	$329,028
Accounts receivables	25,442	-
Employee receivables	-	5,805
Prepaid expenses	2,000	2,500
Total Current Assets	164,073	337,333

Property and equipment, net of accumulated depreciation of $60,826 and $35,245	199,219	216,342

Total assets	$363,292	$553,675

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$33,092	$25,657
Advances from shareholder	-	12,677
Accrued expenses	1,733	2,400
Deferred revenue	10,806	12,000
Note payable	160,000	160,000

Total current liabilities	205,631	212,734

Total liabilities	205,631	212,734

Stockholders’ Equity

Common stock: $0.0001 par value, 100,000,000 shares authorized, 7,779,806 and 7,499,520 shares issued and outstanding	778	750
Additional paid-in capital	1,045,722	849,550
Accumulated deficit	(888,839)	(509,359)
Total stockholders' equity	157,661	340,941

Total liabilities and stockholders' equity	$363,292	$553,675

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	February 28,	February 29,
	2009	2008
Revenues

Subscription services	$141,266	$33,147

Total Revenues	141,266	33,147

Cost of revenues	63,382	30,972

Gross margin	77,884	2,175

Selling, general and administrative expenses	256,482	96,330
Depreciation and amortization	12,845	12,494

Operating expenses	269,327	108,824

Operating loss	(191,444)	(106,649)

Interest income	75	254

Net loss	$(191,369)	$(106,395)

Basic and diluted loss per share	$(0.05)	$(0.02)

Basic and diluted weighted average of common shares outstanding	7,774,717	5,610,475

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Six Months Ended
	February 28,	February 29,
	2009	2008
Revenues

Subscription services	$242,702	$20,712
Licensing Fees	-	12,435

Total Revenues	242,702	33,147

Cost of revenues	123,075	36,761

Gross margin	119,627	(3,614)

Selling, general and administrative expenses	474,030	125,868
Depreciation and amortization	25,581	13,360

Operating expenses	499,611	139,228

Operating loss	(379,984)	(142,842)

Interest income	504	695

Net loss	$(379,480)	$(142,147)

Basic and diluted loss per share	$(0.05)	$(0.03)

Basic and diluted weighted average of common shares outstanding	7,668,479	5,446,755

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended February 28,
	2009	2008

Cash flows from operating activities:

Net loss	$(379,480)	$(142,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,581	13,360
Changes in operating assets and liabilities:
Accounts receivables	(25,442)	-
Employee receivables	5,805	-
Prepaid expenses	500	-
Accounts payable	7,435	2,995
Accrued expenses	(667)	-
Deferred revenue	(1,194)	-

Net cash used in operating activities	(367,462)	(125,792)

Cash flows from investing activities:

Purchase of property and equipment	(8,458)	(116,227)

Net cash used in investing activities	(8,458)	(116,227)

Cash flows from financing activities:
Payments to shareholder	(12,677)	(9,789)
Proceeds from issuance of stock	196,200	300,000

Net cash provided by financing activities	183,523	290,211

Net increase (decrease) in cash and cash equivalents	(192,397)	48,192

Cash and cash equivalents, beginning of period	329,028	39,478

Cash and cash equivalents, end of period	$136,631	$87,670

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of SUMOTEXT, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in SUMOTEXT’s Annual Financial Statements filed with the SEC on Form S-1/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period is not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended August 31, 2008, as reported in the Form S-1/A, have been omitted.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant operating losses, uses substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Related Party Transactions

During the six months ending February 28, 2009, the Company paid Atreides, Inc, a company owned 100% by the President and a shareholder of the Company $12,700 for maintenance and upgrading software related issues which was recorded as cost of revenue and  $41,300 for managing and training the Company’s sales representatives which was recorded as selling, general and administrative expenses.  During the six months ending February 28, 2009, the Company paid DataMethodology, Inc., a company owned 100% by another shareholder of the Company, $62,000 for maintenance and upgrading software related issues.

During the six months ended November 30, 2008, the Company prepaid credit cards for $7,598 for which the President is the cardholder to be used for future operating expenses of the Company. As of February 28, 2009, the Company incurred expenses to offset the entire prepayment.

Note 4.  Stockholders’ Equity

In October 2008, we issued 142,857 units each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.70 per share, for an aggregate of $100,000 in cash.  The warrants expire on October 24, 2011.   As of February 28, 2009 all of the warrants remain outstanding.

During the three months ended February 28, 2009, the Company sold 137,429 shares of common stock at a sales price of $0.70 per share for a total of $96,200 in cash.

Note 5.  Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SUMOTEXT INCORPORATED ("THE COMPANY", "WE", “SUMOTEXT,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2009.

History

The Company was incorporated in Arkansas on June 8, 2007 as Reminderbox, Inc.  The Company began selling its services to clients on January 8, 2008. On September 10, 2008 the Company converted into a Nevada corporation and contemporaneously changed its name to SUMOTEXT Incorporated. Our mailing address is 2100 Riverdale, Suite 200, Little Rock, Arkansas, 72202, our telephone number is (800) 480-1248, and our fax number is (501) 228-4482.

On or about June 30, 2008, the Company’s shareholders approved a 16,740:1 forward stock split of our issued and outstanding shares of common stock (the “Forward Split”), with an effective date of June 30, 2008.  The effects of the Forward Split are retroactively affected throughout this report, unless otherwise noted.

SUMOTEXT owns the rights to the registered internet domain names “www.textmarketing.com” and “www.sumotext.com,” which contain information that the Company does not desire to be incorporated by reference into this report.

About Us

SUMOTEXT is a short code application provider that enables legitimate businesses and organizations to instantly launch product offers, promotions, and time-sensitive alerts into the mobile channel via text messaging.  By reserving and promoting identifiable keywords on one of our mobile short codes, our clients leverage our platform, carrier relationships, and carrier-complaint campaign management tools to begin engaging their most valued customers and constituents on their mobile device.

SUMOTEXT is not a sales organization that private-labels another company's SMS gateway and tools. We operate our own SMS gateway and offer our clients a 100% proprietary, 100% in-house code base to manage mobile marketing and alert programs over short codes. Each of our packaged solutions is 'ready-to-go' and provides our clients the reliability, real-time compliance, and flexibility they expect from industry experts who do nothing but SMS over short codes.

The Company believes that every business and organization that currently collects email addresses will eventually begin collecting mobile ‘opt-ins’. The Company believes that text message marketing is an efficient and cost-effective means to distribute time-sensitive information and promotions to disbursed groups.

When a consumer opts-in to one of our client’s short code programs:

•	Our client has identified someone very likely to buy, attend, or participate in the client’s service;
•	Our client has received permission to send them text messages;
•	Our client can reach them instantly - anytime and anywhere - with a 95% read rate; and
•	Our client provides their customer a trusted method to ‘Opt-Out’ at any time.

The Company’s platform and tools are incapable of facilitating SPAM and were designed to impress and protect our client’s customers. Our system was designed to ensure that our client’s campaigns remain ‘real-time’ compliant with the FTC's CAN-SPAM Act, the Mobile Marketing Association's Code of Conduct, and the most stringent of all Operational Playbooks published by any wireless carrier. Our system can only send and receive text messages over a short code and only allows our clients to send text messages to customers who have opted-in to their specific keyword program. Our system also adds "Reply STOP to Cancel" to the end of each message sent. This provides our client’s customers a constant reminder that they are in complete control of the experience.

Our Client's Problem

The Pareto Principle – also known as the Law of the Vital Few – suggests that 80% of a company’s sales come from 20% of its customers.  This principal was the foundation for the gaming and casino industry’s highly successful marketing strategy - the ‘Player’s Club’ (basically a way to track the wagering habits of a casino’s customers with individualized “reward” cards). While similar customer identification strategies have since been adopted by other business sectors, the Company believes that until now, email and direct mail campaigns were the only channels capable of leveraging these databases for targeted communications. With the decline of e-mail read rates, and the high-costs and long lead times associated with direct mail, the Company believes marketers and organizational leaders need a more efficient and effective channel to identify, attract, and reward their most valued customers.

Short Codes

Taking cues from Asia and Europe, U.S. wireless carriers (through the Cellular Telecommunications and Internet Association (“CTIA”)) created the Common Short Code Administration (“CSCA”) as an entity to regulate access to the SMS channel.  A ‘Short Code’ is a 5 or 6 digit abbreviated phone number that is used to address SMS. Short codes provide consumers a trusted method to ‘Opt-in’ and ‘Opt-out’ of marketing campaigns and alert services.  Short codes also identify application providers and content providers and keep spammers and unsolicited marketers out of wireless networks. Each short code has to be independently approved then provisioned by each wireless carrier to gain access to that network.

A short code can be shared by multiple content providers if the program is managed by an approved application provider like SUMOTEXT with a system capable of maintaining carrier compliance while differentiating between program traffic through the use of unique keywords. However, due to the growing number of programs being run over shared short codes, wireless carriers continue to tighten requirements for the application providers who offer these services. As such SUMOTEXT thoroughly reviews all new programs and regularly reports these programs and their associated keywords.

Target Markets

We believe our solutions will appeal to any business that currently collects email addresses from its customers. However, the most compelling applications of short code programs are found when our clients have time-sensitive information to distribute.

Customers

The Company commercially launched its service on January 8, 2008. As of February 28, 2009, the Company serviced 275 unique, revenue-generating clients which include 256 ‘Small Business’ clients and 19 'Enterprise' clients.

It is common in SUMOTEXT’s industry to allow ‘small business’ clients access to services on a month-to-month basis, while also paying SUMOTEXT higher transactional fees. It is also common for larger 'Enterprise' clients, who desire volume discounts on transaction fees, to sign annual agreements. SUMOTEXT currently provides its services to ‘small businesses’ without contracts on a month-to-month basis and to 'Enterprise' clients through annual contracts.

Our diverse customer base includes political campaigns, professional sports venues and teams, radio stations, direct-selling organizations, national retail and restaurant brands, as well as local small businesses, school systems, mega-churches, chambers, and non-profits.

The Company’s nationally recognized clients currently include T. Boone Pickens and the Pickens Plan, The National Republican Senatorial Committee, Tanger Outlet Malls, The E-Center Utah, Maps.com, Second Baptist Church of Houston, Malys, Thornton’s Oil, Westside Rentals, Pyramid Foods, Mobile Press Wire, and the Branson Missouri Chamber of Commerce.

The Company does not list national brands as clients unless a national marketing agreement is in place. However, our current small business clients include independent owners, operators and franchisees of many nationally recognized brands that include GNC Nutrition, Subway, NYPD Pizza, Play-n-Trade Video, Tan Republic, Chick-Fil-A, Java Dave's, Home Care Assistance, Coyote Ugly, Little Caesars, Roger Dunn Golf, Smoothie King, Jersey Mikes, Cici's Pizza, Rita's Ice, Melting Pot, Hardees, Papa's Pizza, Taco King, Simple Simons Pizza, and Arby's.

Competition

SUMOTEXT is an Application Provider which represents one of five supplier groups in the short code ecosystem:

1.	CSCA – The Common Short Code Administration leases common short codes to Content Providers and Application Providers.
2.	Content Providers – Provide the services, promotions, news, alerts, and premium content that end-users request or subscribe to via SMS over a common short code.
3.
Application Providers – Offer Content Providers connections to Connection Aggregators and provide ‘ready-to-go’ software and hosting solutions that help them quickly launch and manage compliant mobile marketing programs over short codes.

4.
Connection Aggregators – Have the exclusive and authorized connections to multiple wireless carriers and enable Content Providers and Application Providers to access these wireless networks from a single bind or connection (typically via SMPP).

5.	Wireless Service Providers – Provide mobile phone service to consumers and individually provision (approve) short code programs seeking recognition on their network.

The leading short code Application Providers are listed by the CSCA at http://usshortcodes.com/csc_applicators.html. Within this list are connection aggregators, application providers that sell to brands and organizations, and application providers who re-sell solutions to other application providers. Within the specific category of Application Providers that SUMOTEXT competes, some companies specialize in niche categories that include, mobile marketing, mobile loyalty and rewards, emergency alerts, mobile commerce, and content sponsored mobile ad networks. The Company believes its major direct competitors include: iLoopMobile, MobileStorm, GoLiveMobile, 3CInteractive, 2ergo, and HipCricket.

Material Agreements:

On our about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Timothy Miller, in his capacity as President of Atreides, LLC (“Atreides”), which was amended in February and March 2009, to clarify several of the provisions of the agreement. Timothy Miller is the Chief Executive Officer, President and Director of the Company.  Mr. Miller is also the sole officer and employee of Atreides, LLC. Mr. Miller is also the sole officer and employee of Atreides.  Atreides does not have any clients which compete with the Company.  Currently, Atreides has no other clients besides the Company; however, Atreides has had other clients in the past and may have additional clients in the future. Mr. Miller performs services for the Company through Atreides instead of personally, because operating as a limited liability company affords Mr. Miller certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name. During the six months ending February 28, 2009, the Company paid Atreides, Inc.  $12,700 for maintenance and upgrading software related issues which was recorded as cost of revenue and  $41,300 for managing and training the Company’s sales representatives which was recorded as selling, general and administrative expenses.

On or about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Eric Woods in his capacity as President of DataMethodology, LLC (“DataMethodology”) , which was amended in February 2009, to clarify several of the provisions of the agreement. Eric Woods currently holds 7.7% of the Company’s Common Stock.  Mr. Woods is the sole officer and employee of DataMethodology, LLC.  Mr. Woods is the sole officer and employee of DataMethodology.  DataMethodology does not have any clients which compete with the Company. Currently, DataMethodology has two (2) other clients besides the Company and those clients pay DataMethodology software licensing fees for applications previously developed by DataMethodology that are presently in use by those clients.  Mr. Woods performs services for the Company through DataMethodology instead of personally, because operating as a limited liability company affords Mr. Woods certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name.  During the six months ending February 28, 2009, the Company paid DataMethodology, Inc. $62,000 for maintenance and upgrading software related issues.

On April 9, 2009, SUMOTEXT entered into an agreement with International Sports Properties, Inc. (“ISP”), one of America's largest holders of multimedia rights relating to college sports events and active partner with more than 50 of America’s leading universities.

The agreement provides for the launch of 'ISP Mobile VIP', a cross-carrier text message marketing initiative that is planned to attract, identify, and reward fans with school-specific exclusive news, alerts, reminders, invitations, and mobile coupons via the SUMOTEXT platform. The Mobile VIP initiative will also provide ISP's advertising partners the opportunity to sponsor a school's text message content and cross-promote mobile marketing campaigns across other ISP channels.

The agreement with ISP provides each partner school the opportunity to participate in an introductory trial period that will run from April 1, 2009 through June 30, 2009. It is not known yet how many schools will participate in the trial or how many schools will participate in the program after the trial period expires, if any. As such, SUMOTEXT cannot predict the financial impact of this agreement at this time

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Like many other businesses, we have been adversely affected by the ongoing global economic crisis – though we believe that it has only slowed our continued growth.  During periods of declining economic conditions, retail marketers (our primary target market) are often the first to experience reductions in demand for their products and in turn begin reducing their existing advertising budgets. Additionally, a challenging economic environment contributes to delays in purchasing decisions for the new technologies that the Company offers. As such, the Company continues to focus its marketing initiatives on identifying likely 'early adopters' as we continue to take actions to control costs and manage cash flows during these unfavorable macro-economic conditions.

The Company believes it will be able to continue to grow both its customer base and revenues from existing customers in spite of the global economic recession. Although we have not yet generated net income, we believe that that we will be able to continue to attract new clients while our existing clients expand their deployment, promotion, and use of our services.  We believe that the absence of near-term debt obligations and our small monthly burn rate in comparison to those competitors with similar capabilities, brand awareness, and reputation as us, will enable us to continue to attract capital through the sale of debt or equity securities which will in turn enable us to weather the current global economic crisis.

The Company’s strategy is to be prepared to increase the velocity of investment activities and acquisition of market share upon the convergence of an improving economy and the anticipated general market acceptance of the return on investment and benefits that text message marketing offers. We believe that our current growth rate, brand awareness, client references, and proprietary technologies and capabilities combined with our diversified customer base, recurring revenues, and manageable cost structure will enable us to reach monthly operating profitability in calendar year 2009, assuming we are able to continue to attract investment capital, of which there can be no assurance, and continue to choose to delay our major investments in additional staff or mass-marketing initiatives until fiscal 2010.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009, COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 2008

Revenues increased $108,119 or 326% to $141,266 for the three months ended February 28, 2009, as compared to revenues of $33,147 for the three months ended February 29, 2008. The increase in revenues was principally due to the fact that we did not commence sales activity until January 8, 2008.

Cost of revenues increased $32,410 or 105% to $63,382 for the three months ended February 28, 2009, as compared to cost of revenues of $30,972 for the three months ended February 29, 2008. The increase in cost of revenues was principally attributable to the increase in subscription services and the fact that we did not commence sales activity until January 8, 2008.

Gross margin increased $75,709 or 3,480% to $77,884 for the three months ended February 28, 2009, as compared to gross margin of $2,175 for the three months ended February 29, 2008.

Cost of revenues as a percentage of revenues were 44% for the three months ended February 28, 2009, compared to 93% for the three months ended February 29, 2008, a decrease in cost of revenues as a percentage of revenues of 49% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of sales was that we have a number of fixed costs associated with providing our services and we did not commence sales activity until January 8, 2008.

Selling, general and administrative expenses ("G&A") increased $160,152 or 166% to $256,482 for the three months ended February 28, 2009, as compared to G&A expense of $96,330 for the three months ended February 29, 2008. The increase in G&A expense was principally attributable to our expanded staff, marketing efforts, and the expanded legal and accounting expenses associated with our effort to become a public company.

During the three months ended February 28, 2009, we incurred operating expenses of $269,327, compared to operating expenses of $108,824 incurred during the three months ended February 29, 2008.  The increase in operating expenses is principally due to the increase in G&A expenses.

We had a net loss of $191,369 for the three months ended February 28, 2009, as compared to a net loss of $106,395 for the three months ended February 29, 2008, an increase in net loss of $84,974 or 79.9% from the prior period.  The increase in net loss was mainly due to the $160,503 increase in operating expenses and the $32,411 increase in cost of revenues, which was not sufficiently offset by the $108,119 increase in subscription services for the three months ended February 28, 2009, compared to the three months ended February 29, 2008.

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009, COMPARED TO THE SIX MONTHS ENDED FEBRUARY 29, 2008

Revenues increased $209,555 or 632% to $242,702 for the six months ended February 28, 2009, as compared to revenues of $33,147 for the six months ended February 29, 2008.  The increase in revenues was due to a $221,990 or 1,072% increase in subscription services to $242,702 for the six months ended February 28, 2009, compared to $20,712 for the six months ended February 29, 2008, offset by a $12,435 decrease in licensing fees, to no licensing fees for the six months ended February 28, 2009, compared to $12,435 of licensing fees for the six months ended February 29, 2008.   The increase in subscription services was principally due to the fact that the Company did not begin commercial sales until January 8, 2008 and has been steadily growing its customer base. The decrease in licensing fees was due to a change in product offerings where the Company stopped charging license fees to sales representatives in March of 2008.

Cost of revenues increased $86,314 or 235% to $123,075 for the six months ended February 28, 2009, as compared to cost of revenues of $36,761 for the six months ended February 29, 2008. The increase in cost of revenues was principally attributable to the increase in subscription services.

Gross margin increased $123,241 to $119,627 for the six months ended February 28, 2009, as compared to gross loss of $3,614 for the six months ended February 29, 2008.

Cost of revenues as a percentage of revenues were 50.7% for the six months ended February 28, 2009, compared to 110.9% for the six months ended February 29, 2008, a decrease in cost of revenues as a percentage of revenues of 60.2% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of sales was we have a number of fixed costs associated with providing our services and we did not commence sales activity until January 8, 2008.

G&A increased $348,162 or 276.6% to $474,030 for the six months ended February 28, 2009, as compared to G&A expense of $125,868 for the six months ended February 29, 2008. The increase in G&A expense was principally attributable to our expanded staff, marketing efforts, and the expanded legal and accounting expenses associated with our effort to become a public company.

During the six months ended February 28, 2009, we incurred operating expenses of $499,611, compared to operating expenses of $139,228 incurred during the six months ended February 29, 2008.  The increase in operating expenses is principally due to the increase in G&A expenses.

We had a net loss of $379,480 for the six months ended February 28, 2009, as compared to a net loss of $142,147 for the six months ended February 29, 2008, an increase in net loss of $237,333 or 167% from the prior period.  The increase in net loss was mainly due to the $360,383 increase in operating expenses and the $86,314 increase in cost of revenues, which was not sufficiently offset by the $209,555 increase in subscription services for the six months ended February 28, 2009, compared to the six months ended February 29, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2009, we had total current assets of $164,073, consisting cash of $136,631, accounts receivable of $25,442 and prepaid expenses of $2,000, and total current liabilities of $205,631, consisting of accounts payable and accrued liabilities of $33,092, accrued expenses of $1,733, deferred revenue of $10,806, and note payable of $160,000, resulting in negative working capital of $41,558.  This compares to working capital of $124,599 at August 31, 2008.

We had total assets as of February 28, 2009 of $363,292, which included the total current assets of $164,073 and property and equipment of $199,219, net of accumulated depreciation.

We had total liabilities as of February 28, 2009 of $205,631, which consisted solely of current liabilities.

We had a total accumulated deficit of $888,839 as of February 28, 2009.

We had net cash used in operating activities of $367,462 for the six months ended February 28, 2009, which was mainly due to $379,480 of net loss, $25,442 of increase in accounts receivable, and $1,194 of decrease in deferred revenue, $25,581 of in depreciation and amortization, $5,805 of decrease in employee receivables, $500 of decrease in prepaid expenses, and $7,435 increase of accounts payable.

We had net cash used in investing activities of $8,458 for the six months ended February 28, 2009, which consisted solely of purchase of property and equipment of $8,458.

We had $183,523 of net cash provided by financing activities for the six months ended February 28, 2009, which reflected proceeds from the sale of stock of $196,200 and $12,677 in payments to the Company’s President, Timothy Miller, to repay ..  advances he had made on behalf of the Company.  In October 2008, we sold 142,857 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.70 per share for an aggregate of $100,000 in cash.  The warrants expire on October 24, 2011.   As of February 28, 2009 all of the warrants remain outstanding.  During the three months ended February 28, 2009, the Company sold 137,429 shares of common stock at $0.70 per share for an aggregate of $96,200 in cash.

In June 2007, the Company borrowed $160,000 from Jim Stevenson through a promissory note.  Mr. Stevenson is a shareholder of the Company.   The promissory note bears no interest and has no collateral and is due and payable upon (1) the sale of the Company’s business or the liquidation of a majority of its assets or (2) the Company reaching “a level of profitability” and a majority of the Company’s shareholders voting to repay the note before the sale of the Company or the liquidation of its assets.  Pursuant to the terms of the note, it must be paid in whole or in part before any other debt obligations of the Company beyond normal operating costs.  The $160,000 loan remained outstanding as of February 28, 2009.

The Company estimates the need for approximately $480,000 of additional funding during the next 12 months to continue our business operations and an additional $480,000 to expand our operations as planned.  These amounts are based on the fact that the Company’s approximate current monthly burn rate is $80,000 per month, and the fact that the Company generates monthly revenues of approximately $40,000, leaving $40,000 per month which is needed to be raised to continue the Company’s operations.  The Company anticipates that by increasing its current burn rate by 50%, to $120,000 per month ($120,000 versus $80,000, which would require the need for an additional $480,000 in funding over the next 12 months), it could aggressively expand its marketing and advertising efforts, as well as being able to add additional staff.  If we are unable to raise adequate working capital for fiscal 2009, we will be restricted in the implementation of our business plan.  We estimate that we can continue to operate through April 30, 2009 with our cash on hand if no additional funding is raised.

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future.  In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities will result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and acting Chief Financial Officer, Timothy Miller, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of February 28, 2009.  Based upon this evaluation, the Chief Executive Officer, who is also the acting Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules13a-15 or 15d-15 under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this quarterly report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

We have generated limited revenues to date and anticipate the need for approximately $480,000 of additional funding to continue our business operations for the next 12 months and an additional $480,000 to expand our operations, of which there can be no assurance we will be able to raise.  We estimate that we can continue to operate through April 30, 2009 with our cash on hand if no additional funding is raised.

If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. If we are unable to raise the additional funding we will require to continue our business operations after April 30, 2009, the value of our securities, if any, would likely become worthless and we may be forced to abandon our business plan, sell all or substantially all of our assets, cease filing with the Securities and Exchange Commission and/or file for bankruptcy protection.   Even assuming we raise the additional capital we require to continue our business operations, we anticipate incurring net losses for the foreseeable future.

WE CURRENTLY GENERATE LIMITED REVENUES AND HAVE NOT GENERATED A PROFIT SINCE INCEPTION.

The Company generated revenues of $141,266 for the three months ended February 28, 2009 and $101,436 for the year ended August 31, 2008, and has not generated a profit since its inception in June 2007.  We make no assurances that we will be able to generate substantial revenues in the future and/or that we will be able to gain clients in the future to build our business to the point that we generate a profit.

THE SUCCESS OF THE COMPANY DEPENDS HEAVILY ON TIMOTHY MILLER AND HIS INDUSTRY CONTACTS.

The success of the Company will depend on the abilities of Timothy Miller, President and Chief Executive Officer, to generate business from his existing contacts and relationships.  We have a consulting agreement with Mr. Miller’s company, Atreides, LLC, which can be terminated by either party at any time.  The loss of Mr. Miller will have a material adverse effect on the business, results of operations and financial condition of the Company.  In addition, the loss of Mr. Miller may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we can make no assurances that we will be able to find a suitable replacement for Mr. Miller, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company currently has a Software Development and Consulting Agreement with Mr. Miller, as described below under “Material Agreements.”

OUR “AFFILIATES” EXERCISE MAJORITY VOTING CONTROL OVER THE COMPANY AND THEREFORE EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Timothy Miller, our sole Director and Chief Executive Officer and President can vote an aggregate of 1,757,700 shares, currently equal to 22.6% of our outstanding common stock.  Additionally, three other shareholders, Jim Stevenson, Joe Miller and Doug Cooper, collectively can vote an aggregate of 4,093,497 shares, currently equal to 52.6% of our outstanding common stock.  Therefore, Timothy Miller, Jim Stevenson, Joe Miller and Doug Cooper, our “affiliates” are able to vote 75.2% of our outstanding shares of common stock and therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Miller as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO FORECAST OUR FUTURE RESULTS, MAKING ANY INVESTMENT IN US HIGHLY SPECULATIVE.

We have a limited operating history, and our historical financial and operating information is of limited value in predicting our future operating results.  We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts.  Our current and future expense levels are based largely on our investment plans and estimates of future revenue.  As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations.

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had an accumulated deficit as of February 28, 2009 of $888,839 and a net loss of $191,369 for the three months ended February 28, 2009.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

The mobile phone marketing industry is highly competitive and fragmented. The Company expects competition to intensify in the future. The Company competes in its market with numerous mobile application providers, many of which have substantially greater financial, managerial and other resources than those presently available to the Company. Numerous well-established companies are focusing significant resources on providing mobile marketing services that currently compete and will compete with the Company's services in the future.  Although we believe that most of our competitors will not be able to combine solid application architecture and features with sufficient human and capital resources to support a long term business model, the Company can make no assurance that it will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products and services, will not arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the Company’s business, results of operations and financial condition.

OUR GROWTH WILL PLACE SIGNIFICANT STRAINS ON OUR RESOURCES.

The Company is currently in the growth stage, with only a limited client base, and is currently seeking out additional clients and sources of revenue.  The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources as the Company currently has only six employees and the Company will likely continue to have limited employees in the future.  Furthermore, assuming the Company receives additional contracts, it will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

OUR ARTICLES OF INCORPORATION, AS AMENDED, AND BYLAWS LIMIT THE LIABILITY OF, AND PROVIDE INDEMNIFICATION FOR, OUR OFFICERS AND DIRECTORS.

Our Articles of Incorporation, generally limit our officers' and Directors' personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or Director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation, as amended, and Bylaws provide indemnification for our officers and Directors to the fullest extent authorized by the Nevada General Corporation Law against all expense, liability, and loss, including attorney's fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or Director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a "Proceeding") to which the officer or Director is made a party or is threatened to be made a party, or in which the officer or Director is involved by reason of the fact that he or she is or was an officer or Director of the Company, or is or was serving at the request of the Company as an officer or director of another corporation or of a partnership, joint venture, trust or other enterprise whether the basis of the Proceeding is alleged action in an official capacity as an officer or Director, or in any other capacity while serving as an officer or Director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and Directors for liabilities incurred in connection with their good faith acts for the Company.  Such an indemnification payment might deplete the Company's assets. Stockholders who have questions regarding the fiduciary obligations of the officers and Directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act of 1933, as amended, and the rules and regulations thereunder is against public policy and therefore unenforceable.

WE WILL INCUR SIGNIFICANT INCREASED COSTS IN CONNECTION WITH COMPLIANCE WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

We are subject to among other things, the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, and will incur significant legal, accounting and other expenses in connection with such requirements.  The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

ANY FAILURES OF THE MOBILE TELECOMMUNICATIONS NETWORK, THE INTERNET OR OUR TECHNOLOGY MAY REDUCE USE OF OUR SERVICES.

Our business depends on our ability to maintain the satisfactory performance, reliability and availability of our technology. Any server interruptions, break-downs or system failures, including failures caused by sustained power shutdowns, floods or fire causing loss or corruption of data or malfunctions of software or hardware equipment, or other events outside our control that could result in a sustained shutdown of all or a material portion of the mobile networks, the Internet or our technology platform, could adversely impact our ability to provide our services to customers and decrease our revenues.

THE MAJORITY OF THE COMPANY’S CLIENT RELATIONSHIPS ARE ON A MONTH-TO-MONTH BASIS AND THEREFORE SUBJECT TO CANCELLATION TERMINATION OR NON-RENEWAL AT ANY TIME FOR ANY REASON.

The Company commercially launched its service on January 8, 2008.  As of February 28, 2009, the Company serviced 275 unique, revenue generating clients.  However, the Company does not enter into contracts with its small business clients and/or only enters into month-to-month contracts as is the usual business practice in the Company’s industry.  As a result, approximately 70 percent of Company’s revenue is currently derived from clients who could cancel or terminate their relationships with the Company without any significant notice at any time for any reason.  Consequently, the Company’s revenues could decrease or decline significantly and the Company could be forced to curtail or abandon its business operations, which could cause any investment in the Company to become worthless.

Risks Relating To the Company’s Securities

WE HAVE NEVER ISSUED CASH DIVIDENDS IN CONNECTION WITH OUR COMMON STOCK AND HAVE NO PLANS TO ISSUE DIVIDENDS IN THE FUTURE.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future.  While our dividend policy will be based on the operating results and capital needs of our business, it is anticipated that any earnings will be retained to finance our future expansion.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING AND SATISFY OBLIGATIONS THROUGH THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH SHAREHOLDERS CAN SELL OUR SHARES.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

BECAUSE WE ARE NOT SUBJECT TO COMPLIANCE WITH RULES REQUIRING THE ADOPTION OF CERTAIN CORPORATE GOVERNANCE MEASURES, OUR STOCKHOLDERS HAVE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

WE DO NOT CURRENTLY HAVE A PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A MARKET FOR OUR SECURITIES IN THE FUTURE, SUCH MARKET MAY BE VOLATILE AND ILLIQUID.

There is currently no public market for our common stock. In the future, we hope to quote our securities on the Over-The-Counter Bulletin Board (“OTCBB”). However, we can make no assurances that there will be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for mobile marketing services.

Furthermore, if our common stock becomes quoted on the OTCBB in the future, of which there can be no assurance, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  Additionally, moving forward we anticipate having a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) will be entirely arbitrary, will not relate to the actual value of the Company, and will not reflect the actual value of our common stock.  Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF COMMON STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR SHAREHOLDERS.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock authorized. As of April 2, 2009, we had 7,779,806 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders.  As a result, the issuance of shares of common stock may cause the value of our securities to decrease and/or become worthless.

IF OUR COMMON STOCK IS NOT APPROVED FOR QUOTATION ON THE OVER-THE-COUNTER BULLETIN BOARD, OUR COMMON STOCK MAY NOT BE PUBLICLY TRADED, WHICH COULD MAKE IT DIFFICULT TO SELL SHARES OF OUR COMMON STOCK AND/OR CAUSE THE VALUE OF OUR COMMON STOCK TO DECLINE IN VALUE.

In order to have our common stock quoted on the OTCBB, which is our current plan, we have engaged a market maker, who  filed a Form 15c2-11 with the Financial Industry Regulatory Authority ("FINRA"); and we are working to clear FINRA comments to obtain a trading symbol on the OTCBB. Assuming we clear FINRA comments, of which we can provide no assurances, we anticipate receiving a trading symbol and having our shares of common stock quoted on the OTCBB. In the event our Form 15c2-11 is not approved by FINRA, we plan to file a 15c2-11 to quote our shares of common stock on the Pink Sheets. If we are not cleared to have our securities quoted on the OTCBB and are not cleared for trading on the Pink Sheets, there will be no public market for our common stock and it could be difficult for our then shareholders to sell shares of common stock which they own. As a result, the value of our common stock will likely be less than it would otherwise due to the difficulty shareholders will have in selling their shares. If we are unable to obtain clearance to quote our securities on the OTCBB and/or the Pink Sheets, it will be difficult for us to raise capital and we could be forced to curtail or abandon our business operations, and as a result, the value of our common stock could become worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2008, we issued an aggregate of 142,857 units to Doug Cooper, each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $0.70 per share, for aggregate consideration of $100,000.  The warrants expire in October 2011.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

From November 2008 to December 2008, the Company sold a total of 137,429 shares of common stock for an aggregate of $96,200 to 26 investors through a Private Placement Memorandum offering.  The Company claims an exemption from registration afforded by Rule 506 of Regulation D under the Securities Act of 1933, as amended for the above sales.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Mr. Matthew Lozeau was appointed as our Secretary effective as of February 24, 2009.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Software Development and Consulting Agreement with Atreides, LLC

10.2(1)	Software Development and Consulting Agreement with DataMethodology, LLC

10.3(2)	First Amendment to Software Development and Consulting Agreement with Atreides, LLC

10.4(2)	First Amendment to Software Development and Consulting Agreement with DataMethodology, LLC

10.5(3)	Second Amendment to Software Development and Consulting Agreement with Atreides, LLC

31*	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32*	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

* Filed herewith.

(1) Filed as an Exhibit to the Company’s Registration Statement on Form S-1, filed with the Commission on January 23, 2009, and incorporated by reference herein.

(2) Filed as an Exhibit to the Company’s Amended Registration Statement on Form S-1/A, filed with the Commission on February 27, 2009, and incorporated by reference herein.

(3) Filed as an Exhibit to the Company’s Amended Registration Statement on Form S-1/A, filed with the Commission on March 19, 2009, and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMOTEXT INCORPORATED

Date: April 14, 2009	By:	/s/ Timothy Miller
Timothy Miller
Chief Executive Officer (Principal Executive Officer) and Principal Accounting Officer (Principal Financial Officer)