Form 10-Q
period 2009-05-31
SUMOTEXT, inc.
filed 2009-07-01
CIK 1452476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

(800) 480-1248
 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

As of June 29, 2009, the registrant had 7,779,806 shares of common stock, $0.0001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.

II	BALANCE SHEETS	F-2
III	STATEMENTS OF OPERATIONS	F-3
V	STATEMENTS OF CASH FLOWS	F-5
VI	NOTES TO THE FINANCIAL STATEMENTS	F-6

SUMOTEXT, INC.
BALANCE SHEETS
(Unaudited)
	May 31, 2009	August 31, 2008
Assets

Current Assets:
Cash	$67,940	$329,028
Accounts receivables	22,870	-
Employee receivables	-	5,805
Prepaid expenses	-	2,500
Total Current Assets	90,810	337,333

Property and equipment, net of accumulated depreciation of $73,707 and $35,245	188,432	216,342

Total assets	$279,242	$553,675

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$19,400	$25,657
Advances from shareholder	-	12,677
Accrued expenses	2,966	2,400
Deferred revenue	10,232	12,000
Note payable	260,000	160,000

Total current liabilities	292,598	212,734

Total liabilities	292,598	212,734

Stockholders’ Equity (Deficit)

Common stock: $0.0001 par value, 100,000,000 shares authorized, 7,779,806 and 7,499,520 shares issued and outstanding	778	750
Additional paid-in capital	1,045,722	849,550
Accumulated deficit	(1,059,856)	(509,359)
Total stockholders' equity (deficit)	(13,356)	340,941

Total liabilities and stockholders' equity (deficit)	$279,242	$553,675

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	May 31, 2009	May 31, 2008

Revenues

Subscription services	$189,128	$18,319

Total Revenues	189,128	18,319

Cost of revenues	84,945	34,016

Gross margin	104,183	(15,697)

Selling, general and administrative expenses	261,104	154,991
Depreciation and amortization	12,880	12,522

Operating expenses	273,984	167,513

Operating loss	(169,801)	(183,210)

Other income (expense)
Interest expense	(1,233)	-
Interest income	16	109
	(1,217)	109
Total other income (expense)

Net loss	$(171,018)	$(183,101)

Basic and diluted loss per share	$(0.02)	$(0.05)

Basic and diluted weighted average of common shares outstanding	7,779,806	6,198,660

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Nine Months Ended
	May 31, 2009	May 31, 2008

Revenues

Subscription services	$431,830	$42,821
Licensing Fees	-	8,645

Total Revenues	431,830	51,466

Cost of revenues	208,019	70,777

Gross margin	223,811	(19,311)

Selling, general and administrative expenses	735,133	280,859
Depreciation and amortization	38,462	25,882

Operating expenses	773,595	306,741

Operating loss	(549,784)	(326,052)

Other income (expense)
Interest expense	(1,233)	-
Interest income	520	803

Total other income (expense)	(713)	803
Net loss	$(550,497)	$(325,249)

Basic and diluted loss per share	$(0.07)	$(0.06)

Basic and diluted weighted average of common shares outstanding	7,706,795	5,752,817

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended May 31,
	2009	2008

Cash flows from operating activities:

Net loss	$(550,497)	$(325,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,461	732
Changes in operating assets and liabilities:
Accounts receivables	(22,870)	-
Employee receivables	5,805	-
Prepaid expenses	2,500	(1,332)
Accounts payable	(6,257)	4,411
Accrued expenses	566	-
Deferred revenue	(1,768)	-

Net cash used in operating activities	(534,060)	(321,437)

Cash flows from investing activities:

Purchase of property and equipment	(10,551)	(91,077)

Net cash used in investing activities	(10,551)	(91,077)

Cash flows from financing activities:
Payments to shareholder	(12,677)	(9,596)
Proceeds from issuance of stock	196,200	450,000
Proceeds from borrowings on debt	100,000	-

Net cash provided by financing activities	283,523	440,404

Net increase (decrease) in cash and cash equivalents	(261,088)	27,890

Cash and cash equivalents, beginning of period	329,028	39,478

Cash and cash equivalents, end of period	$67,940	$67,368

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of SUMOTEXT, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in SUMOTEXT’s Annual Financial Statements filed with the SEC on Form S-1/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended August 31, 2008, as reported in the Form S-1/A, have been omitted.

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

Note 3. Related Party Transactions

During the nine months ending May 31, 2009, the Company paid Atreides, Inc, a company owned 100% by the President and a shareholder of the Company, $12,700 for maintenance and upgrading software related issues which was recorded as cost of revenue and  $70,208 for managing and training the Company’s sales representatives which was recorded as selling, general and administrative expenses.

During the nine months ending May 31, 2009, the Company paid Datamethodology, Inc., a company owned 100% by another shareholder of the Company, $93,000 for maintenance and upgrading software related issues.

On April 16, 2009, the Company’s President and a shareholder loaned the Company $100,000 which is unsecured and matures April 15, 2010 with interest only payments due quarterly at 10% per annum.

During the three months ended November 30, 2008, the Company prepaid credit cards for $7,598 for which the President is the cardholder to be used for future operating expenses of the Company. As of May 31, 2009, the incurred expenses offset the entire prepayment.

Note 4.  Stockholders’ Equity

In October 2008, we issued 142,857 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.70 per share, for $100,000 in cash.  The warrants expire on October 24, 2011.   As of May 31, 2009 all of the warrants remain outstanding.

Note 5.  Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SUMOTEXT INCORPORATED ("THE COMPANY", "WE", “SUMOTEXT,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2009.

History

The Company was incorporated in Arkansas on June 8, 2007 as Reminderbox, Inc.  The Company began selling its services to clients on January 8, 2008 under the brand name SUMOTEXT Incorporated. On September 10, 2008 the Company converted into a Nevada corporation and contemporaneously changed its name to SUMOTEXT Incorporated. Our mailing address is 2100 Riverdale, Suite 200, Little Rock, Arkansas, 72202, our telephone number is (800) 480-1248, and our fax number is (501) 228-4482.

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

About Us

SUMOTEXT is a short code application provider that enables legitimate businesses and organizations to instantly launch product offers, promotions, and time-sensitive alerts into the mobile channel via text messaging.  By reserving and promoting identifiable keywords on one of our mobile short codes, our clients leverage our platform, carrier relationships, and carrier-compliant campaign management tools to begin engaging their most valued customers and constituents on their mobile device.

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

The Company’s service delivery platform and campaign management tools are incapable of facilitating SPAM and were designed to impress and protect our client’s customers. Our system was designed to ensure that our client’s campaigns remain ‘real-time’ compliant with the FTC's CAN-SPAM Act, the Mobile Marketing Association's Code of Conduct, and the most stringent of all Operational Playbooks published by any wireless carrier. Our system can only send and receive text messages over a short code and only allows our clients to send text messages to customers who have opted-in to their specific keyword program from their hand set (mobile phone). Our system also adds "Reply STOP to Cancel" to the end of each message sent. This provides our client’s customers a constant reminder that they are in complete control of the experience.

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

Short codes provide consumers a trusted method to ‘Opt-in’ and ‘Opt-out’ of marketing campaigns and alert services.  Short codes also identify application providers and content providers and keep spammers and unsolicited marketers out of wireless networks. Each short code program has to be independently approved, provisioned, tested, and certified by each wireless carrier to gain access to that network.

There are two (2) major categories of short codes: standard rated codes and premium codes. SUMOTEXT, Inc. operates standard rated short code programs only. Unlike ‘premium’ short code programs which typically add a charge to a consumer’s phone bill (e.g. 99 cents to download a ring tone or $4.99 for a monthly subscription service), standard rated short codes do not charge the consumer to interact with the content provider’s program. For standard rates short code programs, the only charge to the consumer is based on the number of text message credits which are included in their wireless carrier’s phone plan. If a consumer has ‘unlimited’ text messaging as part of their plan, they will see no additional charges from their wireless carrier to interact with a standard rated short code program.

Unlike premium short codes, a standard rated short code can be shared by multiple content providers if the program is managed by an approved application provider like SUMOTEXT with a system capable of maintaining carrier compliance while differentiating between program traffic through the use of unique keywords. However, due to the growing number of programs being run over shared short codes, wireless carriers continue to tighten requirements for the application providers who offer these services. As such, SUMOTEXT thoroughly reviews all new programs, regularly refuses to work with some clients, and regularly reports programs and their associated keywords to wireless carriers.

Target Markets

We believe that text message marketing will appeal to any business that currently collects email addresses from its customers. However, the most compelling applications of short code programs are found when our clients have time-sensitive information to distribute which is intended to motivate customers, prospects, constituents, or employees to increase sales, attendance, or participation.

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

Customers

The Company commercially launched its service on January 8, 2008. As of May 31, 2009, the Company serviced 402 unique, revenue-generating clients which include 377 ‘Small Business’ clients and 25 'Enterprise' clients.

Enterprise clients include those clients with multiple stores or physical locations. For example, one (1) enterprise client may represent dozens or even hundreds of physical locations or stores using our services under a single corporate, co-op, franchisee, or agency billing account.

It is common in SUMOTEXT’s industry to allow ‘small business’ clients access to services on a month-to-month basis, while also paying SUMOTEXT higher transactional fees. It is also common for larger 'Enterprise' clients, who qualify for scale or volume discounts to sign annual agreements. SUMOTEXT currently provides its services to ‘small businesses’ without contracts on a month-to-month basis and to 'Enterprise' clients through annual contracts.

SUMOTEXT does not work through re-sellers. The Company maintains a direct relationship with each of its clients and does not allow affiliates, entrepreneurs, independent consultants, or third parties to market the Company’s platform and services under their own brand. We feel this is an important distinction in an industry where many of our competitors regularly ‘private label’ or ‘white label’ their platforms and tools to entities and individuals for re-sell.

The Company believes that its direct sales strategy has several advantages including: 1) a more diversified revenue source, 2) better tracking and communications to the actual end-user client, 3) greater control over modifications, enhancements, and custom solutions, and 3) greater control over compliance – which we believe is of extreme importance since the wireless carriers continue to tighten requirements for short code programs and several carriers have begun reviewing and auditing existing programs. We believe that it will be very difficult for companies that utilize re-sellers to control or maintain satisfactory compliance across their networks.

Partial Client List

SUMOTEXT has a diverse roster of clients including national retail and restaurant brands, professional sports venues and teams, radio stations, political campaigns, direct-selling organizations, publishers, universities, school systems, mega-churches, chambers, non-profits, and small businesses.

Nationally recognized clients currently include L’Oreal USA, T. Boone Pickens and the Pickens Plan, The National Republican Senatorial Committee, ISP Sports, Tanger Outlet Malls, The E-Center Utah, Maps.com, Second Baptist Church of Houston, Famsa Inc, Malys, Thornton’s Oil, Westside Rentals, Pyramid Foods, Worldwide Golf (Roger Dunn), and Mobile Press Wire.

The Company does not list national brands as clients unless a national marketing agreement is in place. However, our small business clients include co-ops, franchisees, and independent operators of a growing list of nationally recognized brands including GNC Nutrition, Subway, NYPD Pizza, Smoothie King, Jersey Mikes, Play-n-Trade Video, Tan Republic, Cici's Pizza, Rita's Ice, Chick-Fil-A, Java Dave's, Coyote Ugly, Little Caesars, Melting Pot, Hardees, Papa's Pizza, Hollywood Tan, Taco King, and Arby's.

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

The leading short code Application Providers are listed by the CSCA at http://usshortcodes.com/csc_applicators.html. Within this list are connection aggregators, application providers that sell to brands and organizations, and application providers who re-sell solutions to other application providers. Within the specific category of Application Providers that SUMOTEXT competes, some companies specialize in niche categories that include mobile loyalty and rewards programs, mobile coupons, mobile emergency alerts, mobile commerce, proximity marketing, location based services, and content sponsored mobile ad networks. The Company believes its major direct competitors include: iLoopMobile, MobileStorm, GoLiveMobile, 3CInteractive, 2ergo, and HipCricket.

Subscription Revenues

We currently derive substantially all of our revenue from fees associated with our monthly subscription services, which are occasionally sold by our salaried employees from leads generated through our marketing efforts, but are generally sold by our independent sales representatives. Our representatives are individually recruited, trained, and managed by the Company and are strategically located through the U.S. Our representatives are compensated by commission payments from the Company based on their status and the projected value of each deal.

The Company currently offers subscription plans for small businesses, enterprises, and select industry verticals.
The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards and bank accounts. Revenue is recognized as the services are provided. These fees are deferred and recognized ratably over the customer's expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided.

Cost of Revenue

The Company’s cost of revenue consists primarily of the expenses related to providing our core service delivery platform which includes the salaries of technical personnel associated with the maintenance and enhancement of our SMS gateway and campaign management tools, our physical infrastructure and application hosting expenses, and the fees we pay aggregators and wireless carriers to connect to their networks which include connection fees, transaction fees, and short code leases.

The Company does not track research and development costs separately because its technology architecture enables it to service substantially all of its customers with a single version of its application which it tracks in cost of revenue. Since we do not have to maintain multiple versions of our software, we are able to constantly enhance our core service delivery platform with new features and functions that are shared by our clients.

The Company began developing a major new release of its service delivery platform in November 2008. We plan to release this new version during the next fiscal quarter and the Company will begin to migrate all of its clients to this platform over the coming months.

In the near term we plan to maintain cost of revenue expenses; and in the long term, we expect that cost of revenue as a percentage of total revenue will continue to decrease.

Selling, General and Administrative Expenses

The Company tracks its selling, general and administrative expenses as follows: 1) advanced commission payments to sales representatives, 2) salary and internal personnel expenses related to executive management, recruiting and training, sales management, billing, and client support, 3) non-personnel, external fees and expenses related to corporate marketing including brand building, corporate communications, advertising, association fees, trade shows, recruiting, search engine optimization, company travel, and meals and entertainment,  4) expenses related to being a fully reporting public company which include external legal, accounting, audit, registrar, and filings, and 5) expenses related to general office items including rent, utilities, telephone, office supplies, printing, credit card processing fees, software, and other third party services.

In the near term we plan to maintain SG&A expenses; and in the long term we plan to add more sales representatives as well as increase the velocity of sales per representative which could significantly increase commission payments to sales representatives and associated SG&A expenses.

Material Agreements:

On our about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Timothy Miller, in his capacity as President of Atreides, LLC (“Atreides”), which was amended in February and March 2009, to clarify several of the provisions of the agreement. Timothy Miller is the Chief Executive Officer, President and Director of the Company.  Mr. Miller is also the sole officer and employee of Atreides, LLC. Mr. Miller is also the sole officer and employee of Atreides.  Atreides does not have any clients which compete with the Company.  Currently, Atreides has no other clients besides the Company; however, Atreides has had other clients in the past and may have additional clients in the future. Mr. Miller performs services for the Company through Atreides instead of personally, because operating as a limited liability company affords Mr. Miller certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name. During the nine months ending May 31, 2009, the Company paid Atreides $12,700 for maintenance and upgrading software related issues which was recorded as cost of revenue and $70,208 for managing and training the Company’s sales representatives which was recorded as selling, general and administrative expenses.  All work products created or enhanced through the Atreides agreement are owned by the Company.

On or about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Eric Woods in his capacity as President of DataMethodology, LLC (“DataMethodology”), which was amended in February 2009, to clarify several of the provisions of the agreement.  Eric Woods currently holds 7.7% of the Company’s Common Stock.  Mr. Woods is the sole officer and employee of DataMethodology, LLC.   DataMethodology does not have any clients which compete with the Company. Currently, DataMethodology has two (2) other clients besides the Company and those clients pay DataMethodology software licensing fees for applications previously developed by DataMethodology that are presently in use by those clients.  Mr. Woods performs services for the Company through DataMethodology instead of personally, because operating as a limited liability company affords Mr. Woods certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name.  During the nine months ending May 31, 2009, the Company paid DataMethodology, $93,000 for maintenance and upgrading software related issues.  All work products created or enhanced through the DataMethodology agreement are owned by the Company.

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

The agreement with ISP provides each partner school the opportunity to participate in an introductory trial period that will run from April 1, 2009 through June 30, 2009.  As of the date of this filing, seven of ISP’s partner schools have participated in the trial, however, it is not known yet how many schools will participate in the program after the trial period expires, if any. As such, SUMOTEXT cannot predict the financial impact of this agreement at this time

On April 16, 2009, the Company’s President, who is also a shareholder, loaned the Company $100,000 which matures April 15, 2010 with interest only payments due quarterly at 10% per annum.

Recent Events:

On March 25, 2009, the Company’s Form S-1 Registration Statement was declared effective by the Securities and Exchange Commission.

On April 29, 2009, the Company’s common stock was approved for quotation on the Over-The-Counter Bulletin Board under the symbol “SMXI.OB”.

During the quarter ended May 31, 2009, the Company signed the following marquee brands for its services: ISP Sports, Tanger Outlet Malls, L'Oreal USA, National Republican Senatorial Committee, Famsa Inc., Roger Dunn Golf, Second Baptist Church of Houston, Hungry Howies, and Simple Simons Pizza.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Like many other businesses, we have been adversely affected by the ongoing global economic crisis – though we believe that it has only slowed our continued growth.  During periods of declining economic conditions, retail marketers (our primary target market) are often the first to experience reductions in demand for their products and in turn begin reducing their existing advertising budgets. Additionally, a challenging economic environment contributes to delays in purchasing decisions for the new technologies that the Company offers. As such, the Company continues to focus its marketing initiatives on identifying likely 'early adopters' as we continue to take actions to control costs and manage cash flows.

The Company believes it will be able to continue to grow both its customer base and revenues from existing customers in spite of the economic recession and the general lack of market acceptance of text messaging as an effective marketing channel.

Although we have not yet generated net income, we believe that we will be able to continue to attract new clients while our existing clients expand their deployment, promotion, and use of our services.

We believe that the absence of near-term debt obligations and our small monthly burn rate in comparison to those competitors with similar capabilities, brand awareness, and reputation as us, will enable us to continue to attract capital through the sale of debt or equity securities which will in turn enable us to weather the current global economic downturn.

The Company’s strategy is to be prepared to increase the velocity of investment activities and acquisition of market share upon the convergence of an improving economy and the anticipated awareness of the return on investment and benefits that text message marketing offers.

We believe that our current growth rate, brand awareness, client references, and proprietary technologies and capabilities combined with our diversified customer base, recurring revenues, and manageable cost structure will enable us to reach monthly operating profitability in calendar year 2009, assuming we are able to continue to attract investment capital, of which there can be no assurance, and continue to choose to delay major investments in additional staff or mass-marketing initiatives until calendar year 2010.

Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include:

Base Recurring Monthly Subscription Plan Fees

As of May 31, 2009, the Company had 402 clients that were scheduled for $62,459 in base recurring monthly subscription plan fees, which includes approximately $5,000 in fees to lease common short codes which the Company collects from its clients on behalf of the CSCA.  This represents an increase of $17,123 or 38% over the $45,336 in base recurring monthly subscription plan fees that were booked for our 275 clients at February 28, 2009.

Base monthly subscription plan fees do not include account set-up fees, professional service fees, or transaction fees which are additional usage charges when our clients exceed the base number of messages included in their subscription plan. The Company rarely charges professional service fees for customizations to its core product platform.

Net Client Additions

We maintain and grow our subscriber base through a combination of adding new clients and retaining existing clients. We define net client additions in a particular period as the gross number of new clients added during the period, less client cancellations during the period. The Company does not normally offer an introductory free trial period, but when it does, it only counts as new clients those clients whose subscriptions have extended beyond the free trial period. Additionally, we do not count clients that have cancelled their monthly subscription plan or are not current in their payments if we have unsuccessfully attempted to contact the client for more than 30 days.

We review this metric to evaluate whether we are performing within our business plan. An increase in net client additions could signal an increase in subscription revenue, higher customer retention, and an increase in the effectiveness of our sales efforts. Similarly, a decrease in net client additions could signal decreased subscription revenue, lower customer retention, and a decrease in the effectiveness of our sales efforts. Net subscriber additions above or below our business plan could have a long-term impact on our operating results due to the subscription nature of our business.

During the period ending May 31, 2009, the Company added 127 net client additions to the 275 clients the Company had at February 28, 2009. This represents a 54% growth rate in net client additions from the prior period.

Monthly Turnover

Monthly turnover is a metric we measure each quarter, and which we define as customer cancellations in the quarter divided by the sum of the number of subscribers at the beginning of the quarter and the gross number of new subscribers added during the quarter, divided by three. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is why we include gross subscriber additions in the denominator. In measuring monthly turnover, we use the same conventions with respect to free trials and subscribers who are not current in their payments as described above for net subscriber additions. Monthly turnover is the key metric that allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plan. An increase in monthly turnover may signal deterioration in the quality of our service, or it may signal a behavioral change in our subscriber base. Lower monthly turnover signals higher customer retention. Though this metric is valuable internally, we do not believe that it completely reflects the quality of our service as the U.S. economy has forced some of our small business clients to go out of business. Additionally, there are always some clients who enroll in our programs with the intention of launching, but never actually begin supporting their mobile marketing programs with marketing materials or employee training and therefore cancel their plan.

As of the end of the quarter ended May 31, 2009, the Company had a monthly turnover rate of 4.0% based on 275 existing clients at the end of the previous quarter, 182 new client enrollments, and 55 total cancellations in the quarter.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED MAY 31, 2009, COMPARED TO THE THREE MONTHS ENDED MAY 31, 2008

Revenues increased $170,809 or 932% to $189,128 for the three months ended May 31, 2009, as compared to revenues of $18,319 for the three months ended May 31, 2008. The increase in revenues was principally due to the fact that our revenues are derived from recurring monthly subscription fees and we did not commence sales activity until January 8, 2008.

Cost of revenues increased $50,929 or 150% to $84,945 for the three months ended May 31, 2009, as compared to cost of revenues of $34,016 for the three months ended May 31, 2008. The increase in cost of revenues was principally attributable to the increase in subscription services.

Gross margin increased $119,880 or 764% to $104,183 for the three months ended May 31, 2009, as compared to gross loss of $15,697 for the three months ended May 31, 2008.

Cost of revenues as a percentage of revenues were 45% for the three months ended May 31, 2009, compared to 186% for the three months ended May 31, 2008, a decrease in cost of revenues as a percentage of revenues of 141% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of sales was that we have a number of fixed costs associated with product development and our connections to wireless networks which are now shared over a broader client base.

Selling, general and administrative expenses ("G&A") increased $106,113 or 69% to $261,104 for the three months ended May 31, 2009, as compared to G&A expense of $154,991 for the three months ended May 31, 2008. The increase in G&A expense was principally attributable to our expanded staff, marketing efforts, commissions to sales representatives, and the expanded legal and accounting expenses associated with becoming a public company.

During the three months ended May 31, 2009, we incurred operating expenses of $273,984, compared to operating expenses of $167,513 incurred during the three months ended May 31, 2008, an increase of $106,113 or 69% from the prior period.  The increase in operating expenses is principally due to the increase in G&A expenses.

We had an operating loss of $169,801 for the three months ended May 31, 2009, compared to an operating loss of $183,210 for the three months ended May 31, 2008, a decrease in operating loss of $13,409 or 7% from the prior period.

We had total other expense of $1,217 for the three months ended May 31, 2009, compared to total other income of $109 for the three months ended May 31, 2008.  The main reason for the other expense for the three months ended May 31, 2009, compared to other income for the three months ended May 31, 2008, was $1,233 of interest expense for the three months ended May 31, 2009, associated with the promissory notes, described below.

We had a net loss of $171,018 for the three months ended May 31, 2009, as compared to a net loss of $183,101 for the three months ended May 31, 2008, a decrease in net loss of $12,083 or 7% from the prior period.  The decrease in net loss was mainly due to the $170,809 increase in revenues.

FOR THE NINE MONTHS ENDED MAY 31, 2009, COMPARED TO THE NINE MONTHS ENDED MAY 31, 2008

Revenues increased $380,364 or 739% to $431,830 for the nine months ended May 31, 2009, as compared to revenues of $51,466 for the nine months ended May 31, 2008.  The increase in revenues was due to a $389,009 or 909% increase in subscription services to $431,830 for the nine months ended May 31, 2009, compared to $42,821 for the nine months ended May 31, 2008, offset by an $8,645 decrease in licensing fees, to no licensing fees for the nine months ended May 31, 2009.   The increase in subscription services was principally due to the fact that the Company did not begin commercial sales until January 8, 2008 and has been steadily growing its customer base since that time. The decrease in licensing fees was due to a change in product offerings where the Company stopped charging license fees to sales representatives in March of 2008.

Cost of revenues increased $137,242 or 194% to $208,019 for the nine months ended May 31, 2009, as compared to cost of revenues of $70,777 for the nine months ended May 31, 2008. The increase in cost of revenues was principally attributable to the increase in subscription services.

Gross margin increased $243,122 to $223,811 for the nine months ended May 31, 2009, as compared to gross loss of $19,311 for the nine months ended May 31, 2008.

Cost of revenues as a percentage of revenues were 48% for the nine months ended May 31, 2009, compared to 138% for the nine months ended May 31, 2008, a decrease in cost of revenues as a percentage of revenues of 90% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of sales was that we have a number of fixed costs associated with providing our services and we did not commence sales activity until January 8, 2008.

G&A increased $454,274 or 162% to $735,133 for the nine months ended May 31, 2009, as compared to G&A expense of $280,859 for the nine months ended May 31, 2008. The increase in G&A expense was principally attributable to our expanded staff, marketing efforts, and the expanded legal and accounting expenses associated with our effort to become a public company.

During the nine months ended May 31, 2009, we incurred operating expenses of $773,595, compared to operating expenses of $306,741 incurred during the nine months ended May 31, 2008, an increase of $466,854 or 152% from the prior period.  The increase in operating expenses is principally due to the increase in G&A expenses.

We had an operating loss of $549,784 for the nine months ended May 31, 2009, compared to an operating loss of $326,052 for the nine months ended May 31, 2008, an increase in operating loss of $223,732 or 69% from the prior period.

We had total other expense of $713 for the nine months ended May 31, 2009, compared to total other income of $803 for the nine months ended May 31, 2008.  Total other expense for the nine months ended May 31, 2009, was mainly due to $1,233 of interest expense associated with the promissory notes described below.

We had a net loss of $550,497 for the nine months ended May 31, 2009, as compared to a net loss of $325,249 for the nine months ended May 31, 2008, an increase in net loss of $255,248 or 69% from the prior period.  The increase in net loss was mainly due to the $389,009 increase in revenue offset by the $466,854 increase in operating expenses and the $137,242 increase in cost of revenues for the nine months ended May 31, 2009, compared to the nine months ended May 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2009, we had total current assets of $90,810, consisting of cash of $67,940 and accounts receivable of $22,870.  We had total assets of $279,242 consisting of $90,810 of current assets and $188,432 of property and equipment net.

 We had total liabilities consisting solely of current liabilities of $292,598, consisting of accounts payable and accrued liabilities of $19,400, accrued expenses of $2,966, deferred revenue of $10,232, and notes payable of $260,000, which included the Stevenson Note and the Miller Note, described below.

We had negative working capital of $201,788 as of May 31, 2009, compared to working capital of $124,599 at August 31, 2008.

We had a total accumulated deficit of $1,059,856 as of May 31, 2009.

We had net cash used in operating activities of $534,060 for the nine months ended May 31, 2009, which was mainly due to $550,497 of net loss, $22,870 of increase in accounts receivable, $6,257 of decrease in accounts payable and $1,768 of decrease in deferred revenue, offset by $38,461 of depreciation and amortization, $5,805 of decrease in employee receivables, $2,500 of decrease in prepaid expenses, and $566 of increase in accrued expenses.

We had net cash used in investing activities of $10,551 for the nine months ended May 31, 2009, which consisted solely of purchase of property and equipment of $10,551.

We had $283,523 of net cash provided by financing activities for the nine months ended May 31, 2009, which reflected proceeds from the sale of stock of $196,200 and $100,000 borrowed from Mr. Miller, as described below and $12,677 of payments to the Company’s President, Timothy Miller, to repay advances he had made on behalf of the Company.  In October 2008, we sold 142,857 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.70 per share for an aggregate of $100,000 in cash.  The warrants expire on October 24, 2011.   As of May 31, 2009 all of the warrants remain outstanding.  During the three months ended December 31, 2008, the Company sold 137,429 shares of common stock at $0.70 per share for an aggregate of $96,200 in cash.

In June 2007, the Company borrowed $160,000 from Jim Stevenson through a promissory note (the “Stevenson Note”).  Mr. Stevenson is a shareholder of the Company.   The promissory note bears no interest and has no collateral and is due and payable upon (1) the sale of the Company’s business or the liquidation of a majority of its assets or (2) the Company reaching “a level of profitability” and a majority of the Company’s shareholders voting to repay the note before the sale of the Company or the liquidation of its assets.  Pursuant to the terms of the note, it must be paid in whole or in part before any other debt obligations of the Company beyond normal operating costs, other than the Miller Note, described below.  The $160,000 loan remained outstanding as of May 31, 2009.

On April 16, 2009, the Company borrowed $100,000 from its Chief Executive Officer, Timothy Miller, pursuant to a Promissory Note (the “Miller Note”).  The Miller Note bears interest at the rate of 10% per annum, with such interest payable quarterly in arrears, and with such Miller Note due and payable on April 15, 2010.  The Miller Note has a right to repayment prior to the right of repayment of the Stevenson Note.

As of May 31, 2009, the Company estimates that its current total monthly burn rate is $115,000 of which approximately $35,000 is directly attributable to advanced commission payments made to sales representatives for enrolling approximately 60 new clients each month. With current base monthly subscription plan fees of $62,459, combined with overage (additional usage) charges to existing accounts, and new account set-up fees with their associative growth in base monthly subscription fees, the Company estimates that its current negative monthly cash flow is $50,000. The Company further estimates that this negative cash flow will decrease monthly by approximately $10,000 each month that 60 new accounts are added, assuming that monthly turnover rates remain near 5%, and there are no major changes to our current cost of revenue model or SG&A expenses. Based on these assumptions, the Company could become cash-flow positive by the end of calendar year 2009.

As such, the Company estimates the need for approximately $200,000 of additional funding during the next 12 months to continue its business operations and an additional $500,000 to expand its operations either through increasing the numbers of sales representatives or supporting a significant increase in the velocity of sales per representative, which does not include funds the Company will require to repay the Stevenson Note and the Miller Note.

If we are unable to raise adequate working capital for fiscal 2009 and beyond, we will be restricted in the implementation of our business plan.  We estimate that we can continue to operate through July 1, 2009 with our cash on hand if no additional funding is raised.  We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future.  In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities will result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and acting Chief Financial Officer, Timothy Miller, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of May 31, 2009.  Based upon this evaluation, the Chief Executive Officer, who is also the acting Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2009.

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

WE HAVE FUTURE CAPITAL NEEDS, INCLUDING $260,000 WHICH WE OWE TO OUR CHIEF EXECUTIVE OFFICER AND ANOTHER SHAREHOLDER OF THE COMPANY, AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

We have generated limited revenues to date and anticipate the need for approximately $200,000 of additional funding to continue our business operations for the next 12 months and an additional $500,000 to significantly expand our operations, of which there can be no assurance we will be able to raise.  We will also require $260,000 to repay the Stevenson Note and the Miller Note (defined above), which funds we do not currently have.  We estimate that we can continue to operate through July 1, 2009 with our cash on hand if no additional funding is raised.

If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. If we are unable to raise the additional funding we will require to continue our business operations after July 1, 2009, the value of our securities, if any, would likely become worthless and we may be forced to abandon our business plan, sell all or substantially all of our assets, cease filing with the Securities and Exchange Commission and/or file for bankruptcy protection.   Even assuming we raise the additional capital we require to continue our business operations, we anticipate incurring net losses for the foreseeable future.

WE CURRENTLY GENERATE LIMITED REVENUES AND HAVE NOT GENERATED A PROFIT SINCE INCEPTION.

The Company generated revenues of $189,128 for the three months ended May 31, 2009, $431,830 for the nine months ended May 31, 2009 and $101,436 for the year ended August 31, 2008, and has not generated a profit since its inception in June 2007.  We make no assurances that we will be able to generate substantial revenues in the future and/or that we will be able to gain clients in the future to build our business to the point that we generate a profit.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had an accumulated deficit as of May 31, 2009 of $1,059,856, a net loss of $171,018 for the three months ended May 31, 2009 and a net loss of $550,497 for the nine months ended May 31, 2009.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

WE WILL INCUR INCREASED COSTS IN CONNECTION WITH COMPLIANCE WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

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

The Company commercially launched its service on January 8, 2008.  As of May 31, 2009, the Company serviced 402 unique, revenue generating clients.  However, the Company does not enter into contracts with its small business clients and/or only enters into month-to-month contracts as is the usual business practice in the Company’s industry.  As a result, approximately 66 percent of Company’s revenue is currently derived from clients who could cancel or terminate their relationships with the Company without any significant notice at any time for any reason.  Consequently, the Company’s revenues could decrease or decline significantly and the Company could be forced to curtail or abandon its business operations, which could cause any investment in the Company to become worthless.

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

WE CURRENTLY HAVE A LIMITED PUBLIC MARKET FOR OUR SECURITIES WHICH MAY BE VOLATILE AND ILLIQUID.

In April 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol SMXI.OB.  However, there is currently a limited public market for our common stock, and we can make no assurances that there will be demand for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would continue to be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for mobile marketing services.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF COMMON STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR SHAREHOLDERS.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock authorized. As of June 23, 2009, we had 7,779,806 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders.  As a result, the issuance of shares of common stock may cause the value of our securities to decrease and/or become worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Software Development and Consulting Agreement with Atreides, LLC

10.2(1)	Software Development and Consulting Agreement with DataMethodology, LLC

10.3(2)	First Amendment to Software Development and Consulting Agreement with Atreides, LLC

10.4(2)	First Amendment to Software Development and Consulting Agreement with DataMethodology, LLC

10.5*	Promissory Note with Timothy Miller

10.5(3)	Second Amendment to Software Development and Consulting Agreement with Atreides, LLC

31*	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 (filed herewith).

32*	Certification by Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

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

SUMOTEXT INCORPORATED

Date: July 1, 2009	By:	/s/ Timothy Miller
Timothy Miller
Chief Executive Officer (Principal Executive Officer) and Principal Accounting Officer (Principal Financial Officer)