Form 10-K
period 2009-08-31
SUMOTEXT, inc.
filed 2009-11-05
CIK 1452476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 333-156934

SUMOTEXT INCORPORATED
(Name of registrant in its charter)

Nevada	4822	26-0319491
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial Classification	Identification No.)
organization)	Code Number)

2100 Riverdale, Suite 200
Little Rock, Arkansas, 72202
 (Address of principal executive offices)

(800) 480-1248
 (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
THE EXCHANGE ACT:

Common Stock, $0.0001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X].

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K  contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of February 28, 2009, the end of the issuer’s most recently completed second fiscal quarter, was $0 as there was no market for the issuer’s common equity as of February 28, 2009.

As of October 27, 2009, the registrant had 7,779,806 shares of common stock, $0.0001 par value per share, outstanding

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS	38

SIGNATURES	39

PART I

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SUMOTEXT INCORPORATED ("THE COMPANY", "WE", “SUMOTEXT,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO AUGUST 31, 2009.

ITEM 1. BUSINESS

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

The Company has never been a party to a reverse merger or a public shell acquisition. Rather, in early 2009, we filed and gained effectiveness of our Form S-1 Registration Statement with the SEC and became a fully reporting company. In April 2009, we obtained a quotation for our common stock on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol SMXI.OB.

SUMOTEXT owns the rights to the registered internet domain names “www.textmarketing.com” and “www.sumotext.com,” which contain information that the Company does not desire to be incorporated by reference into this report.

About Us

SUMOTEXT is a short code application provider that enables legitimate businesses and organizations to instantly launch product offers, promotions, and time-sensitive alerts into the mobile channel via text messaging.  By reserving and promoting identifiable keywords on a mobile short code, our clients leverage our platform, carrier relationships, and carrier-compliant campaign management tools to begin engaging their most valued customers and constituents on their mobile device via text messaging.

The Company believes that every business and organization that currently collects email addresses will eventually begin collecting mobile ‘opt-ins’. The Company believes that text message marketing is an efficient and cost-effective means to distribute time-sensitive information and promotions to disbursed groups.  Each of our packaged solutions is 'ready-to-go' and provides our clients the reliability, real-time compliance, and flexibility they expect from industry experts who do nothing but SMS (short message service) over short codes.

Our software service enables marketers to fully control keywords on short codes and configure highly interactive campaigns and message flows that identify, attract, profile, and reward their most valued customers. Not just for marketers, organizational leaders also recognize what we believe, which is that no other channel offers the immediate or ubiquitous reach of a text message alert. Our powerful keyword and group management controls streamline communications throughout the enterprise to increase attendance and participation while keeping groups of employees, stakeholders and volunteers organized, informed, and motivated.

The Company’s service delivery platform and campaign management tools are incapable of facilitating SPAM and were designed to impress and protect our client’s customers. Our system was designed to ensure that our client’s campaigns remain ‘real-time’ compliant with the FTC's CAN-SPAM Act, the Mobile Marketing Association's Code of Conduct, and the most stringent of all Operational Playbooks published by any wireless carrier. Our system can only send and receive text messages over a short code and only allows our clients to send text messages to customers who have opted-in to their specific keyword program from their hand set (mobile phone). Our system also adds "Reply STOP to Opt-out" to the end of each message sent. This provides our client’s customers a constant reminder that they are in complete control of the experience.

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

Short codes provide consumers a trusted method to ‘Opt-in’ and ‘Opt-out’ of marketing campaigns and alert services.  Short codes also identify application providers and content providers and keep spammers and unsolicited marketers out of wireless networks. Each short code has to be independently approved, provisioned, tested, and certified by each wireless carrier to gain access to that network.

There are two (2) major categories of short codes: standard rated codes and premium rated codes. SUMOTEXT, Inc. currently operates standard rated short codes only. Unlike ‘premium’ short code programs which can add a subscription or content access charge to a consumer’s phone bill (e.g. 99 cents to download a ring tone or $4.99 for a monthly subscription service), standard rated short codes do not charge the consumer to interact with the content provider’s program; though standard message and data charges may apply. For standard rates short code programs, the only charge to the consumer is based on the number of text message credits which are included in their wireless carrier’s phone plan. If a consumer has ‘unlimited’ text messaging as part of their plan, they will see no additional charges from their wireless carrier to interact with a standard rated short code program.

Unlike premium short codes, a standard rated short code can be shared by multiple content providers if the program is managed by an approved application provider like SUMOTEXT with a system capable of maintaining carrier compliance while differentiating between program traffic through the use of unique keywords. However, due to the growing number of programs being run over shared short codes, wireless carriers continue to tighten requirements for the application providers who offer these services and SUMOTEXT remains vigilant to meet these requirements and enhance our service delivery platform with the features that keep our clients ‘real-time’ compliant with all industry standards, best practices, and unique carrier requirements.

Target Markets

The Company believes that text message marketing will appeal to any business that currently collects email addresses from its customers. However, the most compelling applications of short code programs are found when our clients have time-sensitive information to distribute which is intended to motivate customers, prospects, constituents, or employees to increase sales, attendance, or participation.

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

Customers

The Company commercially launched its service on January 8, 2008. As of August 31, 2009, the Company serviced 502 unique, revenue-generating clients which include 467 ‘Small Business’ clients and 35 'Enterprise' clients.

Enterprise clients are defined as non small business clients with multiple stores or physical locations. For example, one (1) enterprise client may represent dozens or even hundreds of physical locations or stores using our services under a single corporate, co-op, franchisee, or agency billing account.

It is common in SUMOTEXT’s industry to allow ‘small business’ clients access to services on a month-to-month basis, while also paying SUMOTEXT higher transactional fees. It is also common for larger 'Enterprise' clients, who qualify for scale or volume discounts to sign annual agreements. SUMOTEXT customarily provides its services to ‘small businesses’ without contracts on a month-to-month basis and to 'Enterprise' clients through annual contracts.

The Company currently maintains a direct relationship with all of its clients and to date has not allowed affiliates, entrepreneurs, independent consultants, or third parties to market the Company’s platform and services under their own brand. As such, SUMOTEXT believes that it exercises great control over its clients’ programs and is confident that each program begins and remains compliant. We feel this is an important distinction in an industry where many of our competitors regularly ‘private label’ or ‘white label’ their platforms and tools to entities and individuals for re-sell. Some of our competitors go further and allow their resellers to resell keywords on an existing shared short code – i.e. not require the re-seller to apply for their own short code. SUMOTEXT believes this practice will continue to draw increased scrutiny from the wireless carriers and that audit initiatives will lead to an end of this practice.

The Company believes that its direct sales model has several advantages including: 1) a more diversified revenue stream, 2) better communications, education, and control over programs and program managers, 3) greater control over modifications, enhancements, and custom solutions, and 3) greater control over compliance – which we believe is of extreme importance since the wireless carriers continue to tighten requirements for short code programs and several carriers have begun reviewing and auditing existing programs. We believe that it will be very difficult for companies that utilize re-sellers to control or maintain satisfactory compliance across their short codes and networks.

In the future the Company may develop a channel sales strategy that may include working with partners who license the Company’s service delivery platform under the partner’s brand via a dedicated short code.

Partial Client List

Our diverse roster of clients include national retail and restaurant brands, professional sports venues and teams, radio stations, political campaigns, direct selling organizations, publishers, universities, school systems, mega-churches, chambers, non-profits, and local small businesses.

Nationally recognized clients currently include L’Oreal USA, The National Republican Senatorial Committee, Baylor University, Valero Energy Corporation, Tanger Outlet Malls, Hard Rock Orlando, Hard Rock Times Square, Amateur Athletic Union (AAU), UFC Gyms, The E-Center Utah, Maps.com, Second Baptist Church of Houston, Malys, Thornton’s Oil, Westside Rentals, Pyramid Foods, NYPD Pizza, Worldwide Golf (Roger Dunn), Mobile Press Wire, Simple Simons Pizza, Locos Bar & Grill, and Famsa Inc.

Unlike many of our competitors, SUMOTEXT does not list national brands as clients unless a national marketing agreement is in place. However, our small business clients include a growing list of co-ops, franchisees, and independent operators of many other nationally recognized brands that include GNC Nutrition, Subway, Smoothie King, Jersey Mikes, Play-n-Trade Video, Applebee's, Tan Republic, Cici's Pizza, Rita's Ice, Chick-Fil-A, Java Dave's, Coyote Ugly, Little Caesars, Melting Pot, Hardees, Papa's Pizza, Hollywood Tan, Hungry Howies, Taco King, Dairy Queen, Arby's, Jack in the Box, and many others.

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

3.
Application Providers – Offer Content Providers connections to Connection Aggregators and provide ‘ready-to-go’ software and hosting solutions that help them quickly launch and manage mobile marketing and alert programs over short codes.

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

The leading short code Application Providers are listed by the CSCA at http://usshortcodes.com/csc_applicators.html. Within this list are connection aggregators, application providers that sell to brands and organizations, and application providers who re-sell solutions to other application providers. Within the specific category of Application Providers that SUMOTEXT competes, some companies specialize in niche categories that include mobile loyalty and rewards programs, mobile coupons, mobile emergency alerts, mobile commerce, proximity marketing, location based services, and content sponsored mobile ad networks. The Company believes its major direct competitors include: iLoopMobile, MobileStorm, GoLiveMobile, 3CInteractive, 2ergo, HipCricket, and Mobivity.

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

The Company began developing a major new release of its service delivery platform in November 2008. We were not able to release this new product version in the prior quarter as planned due to our desire to continue testing and development of the necessary associated CRM and back office modules we use to manage our clients. However, we are nearing the completion of this new product release and plan to release it before the end of the calendar year.

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

Intellectual Property

SUMOTEXT Incorporated owns the rights to the registered internet domain names “www.textmarketing.com” and “www.sumotext.com,” which contain information that the Company does not desire to be incorporated by reference into this Prospectus.  Other than these trademarks, the Company does not own any patents or licenses related to its products or services or any copyrights or additional trademarks.

Employees

As of the date of this filing, we have eight (8) full-time employees, including six (6) employees at our primary office located in Little Rock, Arkansas. We use contract employees and have approximately twenty (20) sales representatives who are paid entirely on commissions.  We have a consulting agreement with our Chief Executive Officer and Director, Timothy Miller, and with our Chief Technology Officer, Eric Woods, who holds a non-executive position with the Company, as described above.  We do not have any agreements in place with our Secretary, Matthew Lozeau.

Material Agreements:

On our about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Timothy Miller, in his capacity as President of Atreides, LLC (“Atreides”), which was amended in February and March 2009, to clarify several of the provisions of the agreement. Timothy Miller is the Chief Executive Officer, President and Director of the Company.  Mr. Miller is also the sole officer and employee of Atreides, LLC. Mr. Miller is also the sole officer and employee of Atreides.  Atreides does not have any clients which compete with the Company.  Currently, Atreides has no other clients besides the Company; however, Atreides has had other clients in the past and may have additional clients in the future. Mr. Miller performs services for the Company through Atreides instead of personally, because operating as a limited liability company affords Mr. Miller certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name. During the year ending August 31, 2009, and during the year ending August 31, 2008, the Company paid Atreides $115,041 and $76,000, respectively, for managing and training the Company’s sales representatives which was recorded as selling, general and administrative expenses.  All work products created or enhanced through the Atreides agreement are owned by the Company.

On or about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Eric Woods in his capacity as President of DataMethodology, LLC (“DataMethodology”), which was amended in February 2009, to clarify several of the provisions of the agreement.  Eric Woods currently holds 7.7% of the Company’s Common Stock.  Mr. Woods is the sole officer and employee of DataMethodology, LLC.   DataMethodology does not have any clients which compete with the Company. Currently, DataMethodology has two (2) other clients besides the Company and those clients pay DataMethodology software licensing fees for applications previously developed by DataMethodology that are presently in use by those clients.  Mr. Woods performs services for the Company through DataMethodology instead of personally, because operating as a limited liability company affords Mr. Woods certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name.  For the year ended August 31, 2009, and for the year ended August 31, 2008, the Company paid Datamethodology $124,200 and $82,015, respectively, for maintenance and upgrading software related issues which was recorded as a cost of revenue.  All work products created or enhanced through the DataMethodology agreement are owned by the Company.

On April 9, 2009, SUMOTEXT entered into an agreement with International Sports Properties, Inc. (“ISP”). The agreement was mutually terminated on July 9, 2009.

On April 16, 2009, the Company’s President, Timothy Miller, who is also a shareholder, loaned the Company $100,000 which matures April 15, 2010 with interest only payments due quarterly at 10% per annum.

Effective July 1, 2009, Mr. Miller, loaned the Company $50,000 which matures July 2, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 3, 2009, Mr. Miller, loaned the Company $50,000 which matures August 4, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 27, 2009, Mr. Miller, loaned the Company $75,000 which matures August 28, 2010 with interest only payments due quarterly at 10% per annum.

ITEM 1A. RISK FACTORS.

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

WE HAVE FUTURE CAPITAL NEEDS, INCLUDING $435,000 WHICH WE OWE TO OUR CHIEF EXECUTIVE OFFICER AND ANOTHER SHAREHOLDER OF THE COMPANY, AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

We have generated limited revenues to date and anticipate the need for approximately $200,000 of additional funding to continue our business operations for the next 12 months and an additional $500,000 to significantly expand our operations, of which there can be no assurance we will be able to raise.  We will also require $160,000 to repay the Stevenson Note (defined below) and an additional $275,000 to repay funds owed to our Chief Executive Officer, Timothy Miller, which funds we do not currently have, provided however that we are currently in negotiations with Mr. Stevenson and Mr. Miller to convert their debt into shares of our common stock, of which there can be no assurance.  We estimate that we can continue to operate through November 30, 2009 with our cash on hand if no additional funding is raised.

If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. If we are unable to raise the additional funding we would be forced to eliminate certain employee positions and significantly reduce our direct sales force whose advanced commissions payments represent the vast majority of our quarterly negative cash flows; and as a result, the value of our securities, if any, would likely become worthless and we may be forced to abandon our business plan, sell all or substantially all of our assets, cease filing with the Securities and Exchange Commission and/or file for bankruptcy protection.   Even assuming we raise the additional capital we require to continue our business operations, we anticipate incurring net losses for the foreseeable future.

WE CURRENTLY GENERATE LIMITED REVENUES AND HAVE NOT GENERATED A PROFIT SINCE INCEPTION.

The Company generated revenues of $608,610 for the year ended August 31, 2009 and $83,477 for the year ended August 31, 2008, had a net loss of $725,571 for the year ended August 31, 2009 and $486,645 for the year ended August 31, 2008, and has not generated a profit since its inception in June 2007.  We make no assurances that we will be able to generate substantial revenues in the future and/or that we will be able to gain clients in the future to build our business to the point that we generate a profit.

THE SUCCESS OF THE COMPANY DEPENDS HEAVILY ON TIMOTHY MILLER AND HIS INDUSTRY KNOWLEDGE, RELATIONSHIPS, AND EXPERTISE.

The success of the Company will depend on the abilities of Timothy Miller, President and Chief Executive Officer, to mange the business.   We have a consulting agreement with Mr. Miller’s company, Atreides, LLC, which can be terminated by either party at any time.  The loss of Mr. Miller will have a material adverse effect on the business, results of operations and financial condition of the Company.  In addition, the loss of Mr. Miller may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we can make no assurances that we will be able to find a suitable replacement for Mr. Miller, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company currently has a Software Development and Consulting Agreement with Mr. Miller, as described below under “Material Agreements.”

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had an accumulated deficit of $1,234,930 and a working capital deficit of $363,982 as of August 31, 2009, a net loss of $725,571 for the year ended August 31, 2009 and a net loss of $486,645 for the year ended August 31, 2008.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended August 31, 2009 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. The Company’s financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material liquid assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company may, in the future, experience significant fluctuations in its results of operations.

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

DEPRESSED GENERAL ECONOMIC CONDITIONS OR ADVERSE CHANGES IN GENERAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR OPERATING RESULTS. IF ECONOMIC OR OTHER FACTORS NEGATIVELY AFFECT THE SMALL AND MEDIUM-SIZED BUSINESS SECTOR, OUR CUSTOMERS MAY BECOME UNWILLING OR UNABLE TO PURCHASE OUR SERVICES, WHICH COULD CAUSE OUR REVENUE TO DECLINE AND IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. For example, the direction and relative strength of the global economy has recently been increasingly uncertain due to softness in the residential real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. If economic growth in the United States continues to be slowed, or if other adverse general economic changes occur or continue, many customers may delay or reduce technology purchases or marketing spending. This could result in reductions in sales of our services and products, longer sales cycles, and increased price competition.

Our existing and target customers are small and medium-sized businesses. We believe these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. For instance, the current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, which could limit our customers’ access to credit. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our services. If small and medium-sized businesses experience economic hardship, or if they behave more conservatively in light of the general economic environment, they may be unwilling or unable to expend resources to develop their online presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

THE MAJORITY OF OUR SERVICES ARE SOLD ON A MONTH-TO-MONTH BASIS, AND IF OUR CUSTOMERS ARE UNABLE OR CHOOSE NOT TO RENEW THEIR MONTHLY SUBSCRIPTIONS, OUR REVENUE MAY DECREASE.

Typically, our services are sold pursuant to month-to-month subscription agreements, and our customers can generally cancel their subscriptions to our services at any time with little or no penalty.  As a result, our results of operations can fluctuate substantially on a month-to-month basis.  Additionally, if a significant number of our customers were to cancel their services, our results of operations could be adversely affected and the value of our securities could decline in value or become worthless.

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT AND FLUCTUATIONS IN OUR PERFORMANCE MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

Due to our limited operating history, lack of working capital, our evolving business model, and the unpredictability of our emerging industry, our operating results are difficult to predict. We could experience fluctuations in our operating and financial results due to a number of factors, such as:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ requirements;

•	the renewal rates for our services;

•	our ability to hire, train and retain members of our sales force;

•	our ability to continue to advance commission payments to our sales representatives;

•	the rate of expansion and effectiveness of our sales force;

•	technical difficulties or interruptions in our services;

•	general economic conditions; and

•	the availability of additional investment in our services or operations.

These factors and others all tend to make the timing and amount of our revenue unpredictable and may lead to greater period-to-period fluctuations in revenue than we have experienced historically.

While we expect to see continued quarterly growth in sales revenue and net new client additions, as a result of these factors, and in light of current global and U.S. economic conditions, we believe that our quarterly revenue and results of operations are likely to vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. The results of one quarter may not be relied on as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

WE HAVE A RISK OF SYSTEM AND INTERNET FAILURES, WHICH COULD HARM OUR REPUTATION, CAUSE OUR CUSTOMERS TO SEEK REIMBURSEMENT FOR SERVICES PAID FOR AND NOT RECEIVED, AND CAUSE OUR CUSTOMERS TO SEEK ANOTHER PROVIDER FOR SERVICES.

We must be able to operate the systems that manage our network around the clock without interruption. Our operations will depend upon our ability to protect our network infrastructure, equipment, and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Our networks are currently subject to various points of failure. For example, a problem with one of our routers (devices that move information from one computer network to another) or switches could cause an interruption in the services that we provide to some or all of our customers. In the past, we have experienced periodic interruptions in service. We have also experienced, and in the future we may continue to experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Any future interruptions could:

•	Cause customers or end users to seek damages for losses incurred;

•	Require the Company to replace existing equipment or add redundant facilities;

•	Damage the Company’s reputation for reliable service;

•	Cause existing customers to cancel their contracts; or

•	Make it more difficult for the Company to attract new customers.

OUR DATA CENTERS ARE MAINTAINED BY THIRD PARTIES.

A substantial portion of the network services and computer servers we utilize in the provision of services to customers are housed in data centers owned by other third party service providers. We obtain Internet connectivity for those servers, and for the customers who rely on those servers through the owners of those data centers. In the future, we may house other servers and hardware items in facilities owned or operated by other service providers.

A disruption in the ability of one of these service providers to provide service to us could cause a disruption in service to our customers. A service provider could be disrupted in its operations through a number of contingencies, including unauthorized access, computer viruses, accidental or intentional actions, electrical disruptions, and other extreme conditions. Although we believe we have taken adequate steps to protect our business through contractual arrangements with our service providers, we cannot eliminate the risk of a disruption in service resulting from the accidental or intentional disruption in service by a service provider. Any significant disruption could cause significant harm to us, including a significant loss of customers. In addition, a service provider could raise its prices or otherwise change its terms and conditions in a way that adversely affects our ability to support our customers or could result in a decrease in our financial performance.

WE DO NOT MAINTAIN DIRECT CONNECTIONS TO THE NETWORKS OF THE WIRELESS CARRIERS WHO ULTIMATELY SEND AND RECEIVE SMS MESSAGES TO AND FROM THE HANDSETS OF THEIR WIRELESS SUBSCRIBERS. INSTEAD, WE RELY HEAVILY ON THE RELIABILITY, SECURITY, AND PERFORMANCE OF OUR INDUSTRY’S CONNECTION AGGREGATORS. ANY DIFFICULTIES IN MAINTAINING CONNECTIONS TO OUR AGGREGATOR, OR ANY DIFFICULTIES BY OUR AGGREGATOR TO MAINTAIN CONNECTIONS TO THE NETWORKS OF WIRELESS CARRIERS MAY RESULT IN SERVICE INTERRUPTIONS.

Our SMS gateway and campaign management tools that underlie our ability to deliver our services require connections to the networks of wireless carriers are made through connection aggregators. The reliability and continuous availability of these connections are critical to our business, and any interruptions would harm our reputation, profitability, and ability to conduct business.

WE RELY ON THE CONTINUED PROVISIONING OF OUR SHARED AND DEDICATED SHORT CODES ON THE NETWORKS OF WIRELESS CARRIERS.

A substantial portion of our revenue is derived from services provided over a shared short code. Though we are vigilant to follow carrier guidelines and have taken great care to design our campaign management tools to keep our client’s campaigns ‘real-time’ compliant with the Federal Trade Commission’s (the FTC's) CAN-SPAM Act, the Mobile Marketing Association's Code of Conduct, and the most stringent of all Operational Playbooks published by any wireless carrier, there remains a possibility that our short codes could be de-provisioned by any single carrier. If our shared short codes were to be de-provisioned by any major carrier network for any length of time, it would significantly affect our ability to conduct business while we pursued resolution and relief from damages through legal channels.

WE FACE INTENSE AND GROWING COMPETITION. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

The market for our services and products is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services they offer. We encounter competition from a wide variety of companies which include companies with similar ‘in-house’ capabilities, as well as competition from those that license or private-label solutions from those companies.

In addition, due to relatively low barriers to entry in our industry, we expect the intensity of competition to increase in the future from other established and possibly better funded companies. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business. We also expect that competition will increase as a result of industry consolidations and formations of alliances among industry participants.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater brand recognition and, we believe, a larger installed base of customers. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their services and products than we can. If we fail to compete successfully against current or future competitors, our revenue could increase less than anticipated or decline, and our business could be harmed.

IF OUR SECURITY MEASURES ARE BREACHED, OUR SERVICES MAY BE PERCEIVED AS NOT BEING SECURE, AND OUR BUSINESS AND REPUTATION COULD SUFFER.

Our services involve the storage and transmission of our customers’ proprietary information. Although we employ technical and internal control procedures to assure the security of our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our customers’ data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

IF WE CANNOT ADAPT TO TECHNOLOGICAL ADVANCES, OUR SERVICES AND PRODUCTS MAY BECOME OBSOLETE AND OUR ABILITY TO COMPETE WOULD BE IMPAIRED.

Changes in our industry occur very rapidly, including changes in the way mobile phones and carrier networks operate. As a result, our services and products could become obsolete. The introduction of competing products employing new technologies and the evolution of new industry standards could render our existing products or services obsolete and unmarketable. To be successful, our services and products must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. If we are unable to develop new services, or enhancements to our services on a timely and cost-effective basis, or if new services or products or enhancements do not achieve market acceptance, our business would be seriously harmed.

PROVIDING MOBILE MARKETING SERVICES TO SMALL AND MEDIUM-SIZED BUSINESSES DESIGNED TO ALLOW THEM TO BUILD MOBILE LOYALTY, REWARDS, AND ALERT PROGRAMS IS A NEW AND EMERGING MARKET; IF THIS MARKET FAILS TO DEVELOP, WE WILL NOT BE ABLE TO GROW OUR BUSINESS.

Our success depends on a significant number of small and medium-sized businesses that desire to sustain mobile loyalty, rewards, and alert programs with their customers. The market for our services and products is relatively new. If small or medium-sized businesses determine that subscribing to these services is not giving their businesses an advantage, they would be less likely to renew their subscriptions. If the market for our services fails to grow or grows more slowly than we currently anticipate, or if our services and products fail to achieve widespread customer acceptance, our business would be seriously harmed.

ANY GROWTH COULD STRAIN OUR RESOURCES AND OUR BUSINESS MAY SUFFER IF WE FAIL TO IMPLEMENT APPROPRIATE CONTROLS AND PROCEDURES TO MANAGE OUR GROWTH.

Growth in our business may place a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. Growth in our employee base may be required to expand our customer base and to continue to develop and enhance our services. To manage growth of our operations and personnel, we would need to enhance our operational, financial, and management controls and our reporting systems and procedures. This would require additional personnel and capital investments, which would increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

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

The Company commercially launched its service on January 8, 2008.  As of August 31, 2009, the Company serviced 502 unique, revenue generating clients.  However, the Company does not enter into contracts with its small business clients and/or only enters into month-to-month contracts as is the usual business practice in the Company’s industry.  As a result, approximately 68 percent of Company’s revenue is currently derived from clients who could cancel or terminate their relationships with the Company without any significant notice at any time for any reason.  Consequently, the Company’s revenues could decrease or decline significantly and the Company could be forced to curtail or abandon its business operations, which could cause any investment in the Company to become worthless.

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

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH SHAREHOLDERS CAN SELL OUR SHARES.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

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

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock authorized. As of October 27, 2009, we had 7,779,806 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders.  As a result, the issuance of shares of common stock may cause the value of our securities to decrease and/or become worthless.

ITEM 2. PROPERTIES

On January 22, 2009, the Company entered into a Sub-Sub Lease Agreement to rent approximately 1,325 usable square feet of office space at 2100 Riverdale Drive, Little Rock, Arkansas. The lease has a term of 17 months, beginning on February 1, 2009 and ending on June 30, 2010. The monthly rental cost during the term of the lease is $1,670, plus the Company’s pro-rata proportion of the utility costs of the buildings total utilities, plus an additional payment equal to the Company’s cost of the office space build out relating to the leased office space, not to exceed $1,980, financed over the 17 month term of the lease at the rate of 5% per annum.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended August 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 29, 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol SMXI.OB; however, a limited number of shares of our common stock have traded to date and there is currently a limited public market for our common stock.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.0001 par value per share (“Common Stock”) and 10,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”).

Common Stock

The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine.  Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of Directors then standing for election.  The Common Stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.  Each outstanding share of Common Stock is duly and validly issued, fully paid and non-assessable.

Preferred Stock

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors (“Board of Directors”) prior to the issuance of any shares thereof.  Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.  The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the Directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

Options, Warrants and Convertible Securities

In October 2008, we issued an aggregate of 142,857 units to Doug Cooper, each unit consisting of one share of our Common Stock and one warrant to purchase one share of our Common Stock at an exercise price of $0.70 per share for cash.  The warrants expire in October 2011.  Mr. Cooper is currently a 16.9% shareholder of the Company, including the warrants to purchase 142,857 shares he holds and assuming their exercise.  Other than the warrants to purchase 142,857 shares held by Mr. Cooper, the Company currently has no other outstanding options, warrants or convertible securities.

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

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

The Company believes it will be able to continue to grow both its customer base and revenues from existing customers in spite of the economic recession and the general lack of market acceptance of text messaging as an effective marketing channel. Although we have not yet generated net income, we believe that we will be able to continue to attract new clients while our existing clients expand their deployment, promotion, and use of our services.  We believe that our small monthly burn rate in comparison to those competitors with similar capabilities, revenues, client references, and brand awareness as us, will enable us to continue to attract capital through the sale of debt or equity securities which will in turn enable us to weather the current global economic downturn; though we can not provide any assurances.

Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include the following, which are reported and compared quarter-to-quarter.  Management does not believe that a comparison of the metrics from August 31, 2009 to 2008 would be useful to investors as the Company only began commercial activities in January 2008, and had only limited customers as of August 31, 2008.

Base Recurring Monthly Subscription Plan Fees

As of August 31, 2009, the Company had 502 clients that were scheduled for $79,752 in base recurring monthly subscription plan fees, which includes approximately $6,000 in fees to lease common short codes which the Company sometimes collects from its clients on behalf of the CSCA.  This represents an increase of $16,793 or 22% in base recurring monthly subscription plan fees when compared to the prior quarter ended May 31, 2009.

Base monthly subscription plan fees do not include account set-up fees, professional service fees, or transaction fees which are additional usage charges when our clients exceed the base number of messages included in their subscription plan. The Company rarely charges professional service fees.

Net Client Additions

We maintain and grow our subscriber base through a combination of adding new clients and retaining existing clients. We define net client additions in a particular period as the gross number of new clients added during the period, less client cancellations during the period. The Company does not normally offer an introductory free trial period, but when it does, it only counts as new clients those clients whose subscriptions have extended beyond the free trial period. Additionally, we do not count clients that have canceled their monthly subscription plan or are not current in their payments if we have unsuccessfully attempted to contact the client for more than 30 days.

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

During the quarter ending August 31, 2009, the Company netted 100 new clients in addition to the 402 existing clients the Company claimed at the end of the prior quarter for a total of 502 unique paying clients at the end of the quarter.

Monthly Turnover

Monthly turnover is a metric we measure each quarter, and which we define as customer cancellations in the quarter divided by the sum of the number of subscribers at the beginning of the quarter and the gross number of new subscribers added during the quarter, divided by three. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is why we include gross subscriber additions in the denominator. In measuring monthly turnover, we use the same conventions with respect to free trials and subscribers who are not current in their payments as described above for net subscriber additions. Monthly turnover is the key metric that allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plan. An increase in monthly turnover may signal deterioration in the quality of our service, or it may signal a behavioral change in our subscriber base. Lower monthly turnover signals higher customer retention. Though this metric is valuable internally, we do not believe that it completely reflects the quality of our services as there are always some clients who enroll in our programs with the intention of launching, but never actually begin supporting their mobile marketing programs with marketing materials or employee training and therefore cancel their plan.

During the quarter ending August 31, 2009, the Company had a monthly turnover rate of 4.0% based on 402 existing clients at the end of the prior period, 165 new client enrollments during the period, and 65 total cancellations during the period.

Critical Accounting Policies:

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Concentration of Credit Risk

The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits.  As of August 31, 2009 the cash accounts did not exceed the federal insurance limit of $250,000.

Revenue Recognition

The Company generates revenue through monthly service, support, and transaction fees. The Company’s revenue transactions include set-up fees, recurring monthly subscription plan fees, short code lease fees, and overage fees when a client exceeds the base number of message transactions included in their plan. The Company recognizes revenue when persuasive evidence of an arrangement exists, performance has occurred, the fee is fixed or determinable, and collectability is probable.

The Company recognizes revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 00-3, Application of AICPA Statement of Position No. 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and Staff Accounting Bulletin No. 104, Revenue Recognition in the Financial Statements. EITF Issue No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company’s hosting arrangements do not allow the customer the contractual right to take possession of the software during the hosting period; accordingly, the hosting arrangements are considered service contracts. Revenues are recognized as the subscription services are provided.  Amounts collected prior to subscription use being provided are recorded as deferred revenue.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated life of the assets, ranging from one to ten years. The cost of normal maintenance and repairs is charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the income statement at the time of disposal.

Impairment of Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2009 and 2008, there was no impairment of long-lived assets.

Internally Developed Software

Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal-use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  During the year ended August 31, 2009 and period ended August 31, 2008 the Company capitalized developed software costs of $0 and $79,415, respectively.

Income Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

For the period ended August 31, 2008, the Company was an S corporation under the provisions of the Internal Revenue Code of 1986, as amended.  For federal and state income tax purposes, the Company was not subject to tax on its income.  The Company’s income and/or loss flows through to the shareholders of the Company and is taxed to them individually.  On August 31, 2008, the Company revoked the election to be treated as an S corporation.  For the period ended August 31, 2009, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes of operating losses that are available to offset future taxable income.

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company uses a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts payable, accrued liabilities and convertible notes payable, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The fair value of the Company's property and equipment is estimated to approximate their net book values. The Company has implemented SFAS statements number 157 and 159 in these financial statements, the impact of these pronouncements has not been material.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable, valuation allowance for deferred tax assets, impairment of long-lived assets and intangible and the valuation of warrants and restricted stock grants. Actual results could materially differ from those estimates.

Advertising

The Company expenses advertising costs as they are incurred. The total advertising costs expensed for the year ended August 31, 2009 and for the period ended August 31, 2008 were $3,345 and $20,716, respectively.

Earnings (Loss) Per Share

Statement of Financial Accounting Standards FASB No. 128, “Earnings per Share”, which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, is used to calculate earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share.  For the years ended August 31, 2009 and August 31, 2008, there was no variance between basic and diluted and no potentially dilutive securities.

Stock Split

On June 30, 2008 the Company implemented a 16,740 to 1 forward stock split.  The par value of the common stock changed from $1.00 to $.0001 per share.  All shares and per share amounts have been restated in the financial statements and in the notes to the financial statements for all periods presented to reflect the forward stock split.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (“SFAS 165”), “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements. The date through which subsequent events have been evaluated is November 4, 2009, the date on which the financial statements were issued.

In June 2009, the FASB issued SFAS 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending February 28, 2009.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157,  Fair Value Measurement  at inception. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

	Level 1. Observable inputs such as quoted prices in active markets;

	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115  became effective for us at inception. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended February 28, 2009, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of FSP APB 14-1 will have a material effect on our results of operations or financial position.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Income taxes

Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED AUGUST 31, 2009, COMPARED TO THE YEAR ENDED AUGUST 31, 2008

Revenues increased $525,133 to $608,610 for the year ended August 31, 2009, as compared to revenues of $83,477 for the year ended August 31, 2008.  The increase in revenues was due to a $542,098 increase in subscription services to $608,610 for the year ended August 31, 2009, compared to $66,512 for the year ended August 31, 2008, offset by a $16,965 decrease in licensing fees, to $0 in licensing fees for the year ended August 31, 2009.   The increase in subscription services was principally due to the fact that the Company did not begin commercial sales until January 8, 2008 and has been steadily growing its customer base since that time. The decrease in licensing fees was due to a change in product offerings where the Company stopped charging license fees to sales representatives in March of 2008.

Cost of revenues increased $179,210 or 177.4% to $280,225 for the year ended August 31, 2009, as compared to cost of revenues of $101,015 for the year ended August 31, 2008. The increase in cost of revenues was principally attributable to the increase in subscription services.

Gross margin increased $345,923 to $328,385 for the year ended August 31, 2009, as compared to gross loss of $17,538 for the year ended August 31, 2008.

Cost of revenues as a percentage of revenues were 46% for the year ended August 31, 2009, compared to 121% for the year ended August 31, 2008, a decrease in cost of revenues as a percentage of revenues of 75% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of sales was that we have a number of fixed costs associated with providing our services and we did not commence sales activity until January 8, 2008.

Selling, general and administrative expenses (“G&A”) increased $561,562 or 128.7% to $998,009 for the year ended August 31, 2009, as compared to G&A expense of $436,447 for the year ended August 31, 2008. The increase in G&A expense was principally attributable to our expanded staff, marketing efforts, and the expanded legal and accounting expenses associated with our effort to become a public company.

We had an increase of $16,829 in depreciation expense to $51,342 for the year ended August 31, 2009, compared to $34,513 for the year ended August 31, 2008, in connection with an increase in our depreciable asset base.

We had $5,128 of interest expense for the year ended August 31, 2009, compared to $0 in interest expense for the year ended August 31, 2008, which was solely due to accrued interest on our outstanding Promissory Notes held by Timothy Miller, our Chief Executive Officer, as described below.

During the year ended August 31, 2009, we incurred operating expenses of $1,054,479, compared to operating expenses of $470,960 incurred during the year ended August 31, 2008, an increase of $583,519 or 123.9% from the prior period.  The increase in operating expenses is principally due to the increase in G&A expenses.

We had an operating loss of $726,094 for the year ended August 31, 2009, compared to an operating loss of $488,498 for the year ended August 31, 2008, an increase in operating loss of $237,596 or 48.6% from the prior period.

We had interest income of $523 for the year ended August 31, 2009, compared to interest income of $1,853 for the year ended August 31, 2008.

We had a net loss of $725,571 for the year ended August 31, 2009, as compared to a net loss of $486,645 for the year ended August 31, 2008, an increase in net loss of $238,926 or 49.1% from the prior period.  The increase in net loss was mainly due to the $583,519 increase in operating expenses and the $179,210 increase in cost of revenues, which was not sufficiently offset by the $525,133 increase in revenue for the year ended August 31, 2009, compared to the year ended August 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2009, we had total current assets of $162,379, consisting of cash of $130,083 and accounts receivable of $32,296.  We had total assets of $337,931 consisting of $162,379 of current assets and $175,552 of property and equipment net.

We had total liabilities consisting solely of current liabilities of $526,361, consisting of accounts payable and accrued liabilities of $38,571, accrued expenses of $9,470, deferred revenue of $43,320, and related party notes payable of $435,000, which included the Stevenson Note and the Miller Notes, described below.

We had a working capital deficit of $363,982 as of August 31, 2009, compared to working capital of $124,599 at August 31, 2008.

We had a total accumulated deficit of $1,234,930 as of August 31, 2009.

We had net cash used in operating activities of $646,917 for the year ended August 31, 2009, which was mainly due to $725,571 of net loss and $32,296 of increase in accounts receivable, offset by $12,913 of increase in accounts payable, $51,342 of depreciation and amortization and $31,320 of increase in deferred revenue.

We had net cash used in investing activities of $10,551 for the year ended August 31, 2009, which consisted solely of purchase of property and equipment of $10,551.

We had $458,523 of net cash provided by financing activities for the year ended August 31, 2009, which reflected proceeds from the sale of stock of $196,200 and $275,000 borrowed from Mr. Miller, as described below and $12,677 of payments to the Company’s President, Timothy Miller, to repay advances he had made on behalf of the Company.  During the year ended August 31, 2009, the Company sold an aggregate of 280,286 shares of common stock at $0.70 per share and an additional 142,857 warrants to purchase shares of common stock for an aggregate of $196,172 in cash.  These sales included the sale in October 2008 of 142,857 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.70 per share for an aggregate of $100,000 in cash, which warrants expire on October 24, 2011, and the sale of an aggregate of 137,429 shares of common stock at $0.70 per share for an aggregate of $96,200 in cash.

In June 2007, the Company borrowed $160,000 from Jim Stevenson through a promissory note (the “Stevenson Note”).  Mr. Stevenson is a shareholder of the Company.   The promissory note bears no interest and has no collateral and is due and payable upon (1) the sale of the Company’s business or the liquidation of a majority of its assets or (2) the Company reaching “a level of profitability” and a majority of the Company’s shareholders voting to repay the note before the sale of the Company or the liquidation of its assets.  Pursuant to the terms of the note, it must be paid in whole or in part before any other debt obligations of the Company beyond normal operating costs, other than the Miller Note, described below.  The $160,000 loan remained outstanding as of August 31, 2009.

On April 16, 2009, the Company borrowed $100,000 from its Chief Executive Officer, Timothy Miller, pursuant to a Promissory Note.  The Promissory Note bears interest at the rate of 10% per annum, with such interest payable quarterly in arrears, and with such note due and payable on April 15, 2010.

Effective July 1, 2009, Mr. Miller, loaned the Company $50,000 which matures July 2, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 3, 2009, Mr. Miller, loaned the Company $50,000 which matures August 4, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 27, 2009, Mr. Miller, loaned the Company $75,000 which matures August 28, 2010 with interest only payments due quarterly at 10% per annum (collectively the April 16, 2009, July 1, 2009, August 3, 2009, and August 27, 2009 are referred to herein as the “Miller Notes”) ..  The notes have a right to repayment prior to the right of repayment of the Stevenson Note.

As of August 31, 2009, the Company estimates that its current total monthly expenses are approximately $120,000 of which approximately $35,000 is directly attributable to advanced commission payments made to sales representatives. With current base monthly subscription plan fees received of $79,752, combined with overage (additional usage) charges to existing accounts, and new account set-up fees with their associative growth in base monthly subscription fees, the Company estimates that its current negative monthly cash flow is approximately $40,000. The Company further estimates that this negative cash flow will continue to decrease monthly, as the number of the Company’s customers expands, of which there can be no assurance. The Company estimates the need for approximately $200,000 of additional funding during the next 12 months to continue its business operations and an additional $500,000 to expand its operations either through increasing the numbers of sales representatives or supporting a significant increase in the velocity of sales per representative, which does not include funds the Company will require to repay the Stevenson Note and the Miller Note.

If we are unable to raise adequate working capital for fiscal 2010 and beyond, we will be restricted in the implementation of our business plan.  We estimate that we can continue to operate through November 30, 2009 with our cash on hand if no additional funding is raised.  We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future.  In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities will result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.
I	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
II	BALANCE SHEETS	F-4
III	STATEMENTS OF OPERATIONS	F-5
IV	STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)	F-6
V	STATEMENTS OF CASH FLOWS	F-7
VI	NOTES TO THE FINANCIAL STATEMENTS	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sumotext, Inc.

We have audited the accompanying balance sheet of Sumotext, Inc. as of August 31, 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the period then ended. The financial statements for the period ended August 31, 2008, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period ended August 31, 2008, include total revenues and net loss of $83,477 and $486,645, respectively. Our opinion on the statements of operations, stockholder’s equity (deficit) and cash flows for the period ended August 31, 2008, insofar as it relates to amounts for prior periods through August 31, 2008, is based solely on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumotext, Inc. as of August 31, 2009, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
November 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
SUMOTEXT, Inc. (formerly Reminderbox, Inc.)
Little Rock, AR

We have audited the accompanying balance sheet of SUMOTEXT, Inc. as of August 31, 2008, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  SUMOTEXT, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of SUMOTEXT, Inc. internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUMOTEXT, Inc. as of August 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
November 6, 2008

SUMOTEXT, INC.
BALANCE SHEETS

	August 31, 2009	August 31, 2008
Assets

Current Assets:
Cash	$130,083	$329,028
Accounts receivables	32,296	-
Employee receivables	-	5,805
Deposits	-	2,500
Total Current Assets	162,379	337,333

Property and equipment, net of accumulated depreciation of $86,587 and $35,245, respectively	175,552	216,342

Total assets	$337,931	$553,675

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$38,571	$25,657
Advances from shareholder	-	12,677
Accrued expenses	9,470	2,400
Deferred revenue	43,320	12,000
Notes payable – related parties	435,000	160,000

Total current liabilities	526,361	212,734

Total liabilities	526,361	212,734

Stockholders’ Equity (Deficit)

Common stock: $0.0001 par value, 100,000,000 shares authorized, 7,779,806 and 7,499,520 shares issued and outstanding, respectively	778	750
Additional paid-in capital	1,045,722	849,550
Accumulated deficit	(1,234,930)	(509,359)
Total stockholders' equity(deficit)	(188,430)	340,941

Total liabilities and stockholders' equity (deficit)	$337,931	$553,675

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF OPERATIONS

	Years ended August 31,
	2009	2008
Revenues

Subscription services	$608,610	$66,512
Licensing fees	-	16,965

Total Revenues	608,610	83,477

Cost of revenues (exclusive of depreciation and amortization shown separately below)	280,225	101,015

Gross margin (loss)	328,385	(17,538)

Selling, general and administrative expenses	998,009	436,447
Depreciation and amortization	51,342	34,513
Interest expense	5,128	-

Operating expenses	1,054,479	470,960

Operating loss	(726,094)	(488,498)

Interest income	523	1,853

Net loss	(725,571)	(486,645)

Basic and diluted loss per share	$(0.09)	$(0.08)

Basic and diluted weighted average of common shares outstanding	7,724,737	6,108,403

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Years Ended August 31, 2009 and 2008

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at 08/31/07	5,022,000	$502	$(202)	$(22,714)	$22,414

Shares issued for cash	2,477,520	248	849,752

Net Loss				(486,645)	(486,645)

Balances at 08/31/08	7,499,520	$750	$849,550	$(509,359)	$340,941

Shares issued for cash	280,286	28	196,172		196,200

Net Loss				(725,571)	(725,571)

Balances at 08/31/09	7,779,806	$778	$1,045,722	$(1,234,930)	$(188,430)

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF CASH FLOWS

	Years ended August 31,
	2009	2008

Cash flows from operating activities:

Net loss	$(725,571)	$(486,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,342	34,513
Changes in operating assets and liabilities:
Account receivables	(32,296)	-
Employee receivables	5,805	(5,805)
Deposits	2,500	(2,500)
Accounts payable	12,913	13,336
Accrued expenses	7,070	2,400
Deferred revenue	31,320	12,000

Net cash provided by (used in) operating activities	(646,917)	(432,701)

Cash flows from investing activities:

Purchase of property and equipment	(10,551)	(81,726)

Net cash (used in) investing activities	(10,551)	(81,726)

Cash flows from financing activities:
Payment of notes payable	-	(60,000)
Proceeds from issuance of notes payable – (related party)	275,000	60,000
Payments on shareholder advances	(12,677)	(46,023)
Proceeds from issuance of stock	196,200	850,000

Net cash provided by financing activities	458,523	803,977

Net increase (decrease) in cash and cash equivalents	(198,945)	289,550

Cash and cash equivalents, beginning of period	329,028	39,478

Cash and cash equivalents, end of period	$130,083	$329,028

Supplemental cash flow information:
Interest paid	$2,521	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Note 1 - Organization and Summary of Significant Accounting Policies

SUMOTEXT, Inc. (“SUMOTEXT” or “the Company”), was incorporated in Arkansas on June 8, 2007 and does business as SUMOTEXT, Inc. at http://www.sumotext.com.  On September 10, 2008 the Company converted into a Nevada corporation and contemporaneously changed its name to SUMOTEXT Incorporated.  The Company is a short code application provider that enables businesses to instantly launch product offers, promotions, and time-sensitive alerts into the mobile channel via shared or dedicated mobile short codes.

As consumers ‘opt-in’ to one of our client’s mobile programs, the consumer’s mobile contact information is added to that client’s database. This ‘opt-in’ process gives that client expressed permission to send that customer targeted marketing campaigns via SMS (Short Message Service), also known as text messaging.

The Company attracts new clients by offering short code technology solutions that are designed for specific industries and applications. These packaged solutions are 'ready-to-go' and leverage the Company’s carrier relationships and proprietary SMS Gateway and campaign management tools. This enables the Company's clients to instantly launch and manage mobile loyalty, rewards, and alert programs.

Like all short code application providers, the Company leases short codes through the Common Short Code Administration (CSCA) and maintains connections to wireless networks through wireless carrier's appointed SMS aggregators. Performance failure by one or more of these partners may have an adverse impact on the Company’s business or operating results.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. There were no cash equivalents at August 31, 2009 and 2008, respectively.

Concentration of Credit Risk
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits.  As of August 31, 2009 the cash accounts did not exceed the federal insurance limit of $250,000.

Revenue Recognition
The Company generates revenue through monthly service, support, and transaction fees. The Company’s revenue transactions include set-up fees, recurring monthly subscription plan fees, short code lease fees, and overage fees when a client exceeds the base number of message transactions included in their plan. The Company recognizes revenue when persuasive evidence of an arrangement exists, performance has occurred, the fee is fixed or determinable, and collectability is probable.

The Company recognizes revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 00-3, Application of AICPA Statement of Position No. 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and Staff Accounting Bulletin No. 104, Revenue Recognition in the Financial Statements. EITF Issue No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company’s hosting arrangements do not allow the customer the contractual right to take possession of the software during the hosting period; accordingly, the hosting arrangements are considered service contracts. Revenues are recognized as the subscription services are provided.  Amounts collected prior to subscription use being provided are recorded as deferred revenue.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated life of the assets, ranging from one to ten years. The cost of normal maintenance and repairs is charged to expense as incurred and expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the income statement at the time of disposal.

Impairment of Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2009 and 2008, there was no impairment of long-lived assets.

Internally Developed Software

Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal-use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  During the year ended August 31, 2009 and the period ended August 31, 2008 the Company capitalized developed software costs of $0 and $79,415, respectively.

Income Taxes

For the period ended August 31, 2008, the Company was an S corporation under the provisions of the Internal Revenue Code of 1986, as amended.  For federal and state income tax purposes, the Company was not subject to tax on its income.  The Company’s income and/or loss flows through to the shareholders of the Company and is taxed to them individually.  On August 31, 2008, the Company revoked the election to be treated as an S corporation.  For the period ended August 31, 2009, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes of operating losses that are available to offset future taxable income.

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company uses a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts payable, accrued liabilities and convertible notes payable, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The fair value of the Company's property and equipment is estimated to approximate their net book values. The Company has implemented SFAS statements number 157 and 159 in these financial statements, the impact of these pronouncements has not been material.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable, valuation allowance for deferred tax assets, impairment of long-lived assets and intangible and the valuation of warrants and restricted stock grants. Actual results could materially differ from those estimates.

Advertising

The Company expenses advertising costs as they are incurred. The total advertising costs expensed for the year ended August 31, 2009 and for the period ended August 31, 2008 were $3,345 and $20,716, respectively.

Earnings (Loss) Per Share

Statement of Financial Accounting Standards FASB No. 128, “Earnings per Share”, which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, is used to calculate earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. For the years ended August 31, 2009 and August 31, 2008, there was no variance between basic diluted and no potentially dilutive securities.

Stock Split

On June 30, 2008 the Company implemented a 16,740 to 1 forward stock split.  The par value of the common stock changed from $1.00 to $.0001 per share.  All shares and per share amounts have been restated in the financial statements and in the notes to the financial statements for all periods presented to reflect the forward stock split.

Stock Based Compensation:

Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended February 28, 2009. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its material position or results of operations.

In May 2009, the FASB issued SFAS 165 (“SFAS 165”), “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements. The date through which subsequent events have been evaluated is November 4, 2009, the date on which the financial statements were issued.

In June 2009, the FASB issued SFAS 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending August 31, 2009.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157,  Fair Value Measurement  at inception. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

	Level 1. Observable inputs such as quoted prices in active markets;

	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Note Payable – Related Party (net)	$	$	$435,000	$-
Software Development (net)			154,277	-
Totals			589,277

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115  became effective for us at inception. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended August 31, 2009, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of FSP APB 14-1 will have a material effect on our results of operations or financial position.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.   The Company has suffered significant operating losses, used substantial funds in its operations, and needs to raise additional funds to accomplish its objectives. The Company expects to obtain additional debt and equity financing from various sources in order to finance its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Related Party Transactions

During the year ended August 31, 2009 and for the period ended August 31, 2008, the Company entered into contracts with two companies, Atreides, Inc., owned 100% by the President and shareholder of the Company, and Datamethodolgy, Inc, owned 100% by another shareholder of the Company.  The companies were contracted to design, develop and test the hosted application software that the Company uses to generate revenue.  For the period ended August 31, 2008, the Company incurred expenses related to designing, developing and testing software due to Atreides, Inc of $43,400, of which all was paid as of August 31, 2008. These amounts were capitalized as software and recorded at the same basis incurred by Atreides, Inc. During the year ending August 31, 2009, and during the year ending August 31, 2008, the Company paid Atreides, Inc. $115,041 and $76,000 respectively, for managing and training the Company’s sales representatives which was recorded as selling, general and administrative expenses.  For the period ended August 31, 2008, the Company incurred expenses related to designing, developing, and testing software due to Datamethodology, Inc. of $36,015, of which all was paid.   This amount was capitalized as software and recorded at the same basis incurred by Datamethodology.  For the year ended August 31, 2009, and for the year ended August 31, 2008, the Company paid Datamethodology, Inc. $124,200 and $82,015, respectively, for maintenance and upgrading software related issues which was recorded as a cost of revenue.

In June 2007, the Company was advanced $160,000 from a shareholder of the Company.  The advance is due on demand as a payable and bears no interest, and has no collateral. As of August 31, 2009 and 2008 the entire balance of the advance was outstanding.

During April 2008, the Company borrowed $20,000 from another shareholder of the Company with no interest and due on demand.  In May 2008, the loan was repaid.

During May 2008, the Company borrowed $40,000 from a shareholder of the Company with no interest and due on demand.  In May 2008, the loan was repaid.

In April 2009, the Company borrowed $100,000 from the Company’s Chief Executive Officer and Director who is also a shareholder of the Company.  The note payable is due April 2010, bears 10% interest only due quarterly, and has no collateral. As of August 31, 2009 the entire balance of the note was outstanding.

In July 2009, the Company borrowed $50,000 from the Company’s Chief Executive Officer and Director who is also a shareholder of the Company.  The note payable is due July 2010, bears 10% interest only due quarterly, and has no collateral. As of August 31, 2009, the entire balance of the note was outstanding.

In August 2009, the Company borrowed $50,000 from the Company’s Chief Executive Officer and Director who is also a shareholder of the Company.  The note payable is due August 2010, bears 10% interest only due quarterly, and has no collateral. As of August 31, 2009, the entire balance of the note was outstanding.

In August 2009, the Company borrowed $75,000 from the Company’s Chief Executive Officer and Director who is also a shareholder of the Company.  The note payable is due August 2010, bears 10% interest only due quarterly, and has no collateral. As of August 31, 2009 the entire balance of the note was outstanding.

Note 4. Operating Lease

The Company conducts its operations from one facility that is leased under an operating lease.  The lease is a seventeen month lease with monthly lease payments of $1,670 which expires June 30, 2010.

The following is a schedule of future minimum rental payments under the above operating lease as of August 31, 2009:

Year Ending August 31,	Amount
2010	$16,700
$16,700

Rental expense for the year ended August 31, 2009 and for the period ended August 31 2008, amounted to $29,088 and $15,250, respectively.

Note 5. Property and Equipment

Property and equipment consisted of the following:

	August 31, 2009	August 31, 2008
Equipment (3-5 year life)	$22,393	$17,873
Furniture and fixtures (5-10 year life)	8,331	2,299
Internal Use Developed Software (5 year life)	231,415	231,415

Total	262,139	251,587

Accumulated depreciation and amortization	(86,587)	(35,245)
	$175,552	$216,342

Depreciation expense for year ended August 31, 2009 and for the period ended August 31, 2008 was $51,342 and $34,513, respectively.

Note 6. Stockholders’ Equity

Common Stock

In October 2007, the Company issued 552,420 common shares for cash totaling $150,000.

In January 2008, the Company issued 468,720 common shares for cash totaling $150,000.

In April 2008, the Company issued 401,760 common shares for cash totaling $150,000.

In June 2008, the Company issued 1,054,620 common shares for cash totaling $400,000.

In June 2008, the Company effected a 16,740 to 1 forward stock split resulting in increasing the outstanding common stock from 448 to 7,499,520 shares.  The par value per share was reduced to $.0001 from $1 per share and the amount of authorized shares was increased to 100,000,000 from 100,000.

In October 2008 the Company sold units of securities consisting of common stock and warrants to purchase additional shares of common stock in a private placement. Aggregate gross proceeds of $100,000 were received for 142,857 shares of common stock and warrants to purchase an additional 142,857 shares of common stock. The relative fair value of the common stock was $54,931 and the relative fair value of the warrants was $45,068. The warrants have an exercise price of $0.70 per share and expire on October 24, 2011.
In November 2008, the Company issued 98,429 common shares for cash totaling $68,900.

In December 2008, the Company issued 39,000 common shares for cash totaling $27,300.

The fair value of the stock was estimated using current market rates and the fair value of the warrants granted with this private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (1.8%), (2) expected warrant life of 3 years, (3) expected volatility of 265%, and (4) zero expected dividends.

Note 7. Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

We currently believe given our operational status it is remote that we will pay federal income taxes in the future. We also do not have any material uncertain income tax positions. We have a NOL carryfoward of approximately $ 724,635 which will begin to expire in fiscal year ended August 31, 2024.

Deferred Tax Asset	August 31, 2009
NOL carryforward	$724,635
Valuation Allowances	(724,635)
Total	$0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 8, 2009, the client auditor relationship between the Company and Malone & Bailey, PC ("M&B") was terminated as Malone was dismissed as the Company’s independent registered accounting firm and replaced by M&K CPAS, PLLC ("M&K").  Effective September 8, 2009, the Company engaged M&K as its principal independent public accountant for the fiscal years ended August 31, 2009 and 2010. The decision to change accountants was recommended, approved and ratified by the Company's Board of Directors effective September 8, 2009.

M&B's report on the financial statements of the Company for the fiscal years ended August 31, 2008 and 2007, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles other than the inclusion of an explanatory paragraph discussing the Company’s ability to continue as a going concern.

During the fiscal years ended August 31, 2008 and 2007, and any subsequent interim periods through the date the relationship with M&B ceased, there were no disagreements between M&B and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of M&B would have caused M&B to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the Company's fiscal years ended August 31, 2008 and 2007, and any subsequent interim periods through the date the relationship with M&B ceased.

The Company has authorized M&B to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that M&B review the disclosure and M&B has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is incorporated by reference as an exhibit to this filing.

The Company has not previously consulted with M&K regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(v) of Regulation S-K) during the Company's fiscal years ended August 31, 2008 and August 31, 2007, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased (however, certain of the current partners of M&K were employed by Malone during the Company's engagement of Malone). M&K has reviewed the disclosure required by Item 304 (a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a). M&K did not furnish a letter to the Commission.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer, who is also our acting Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)           There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules13a-15 or 15d-15 under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, our management used  the  criteria set forth  by  the  Committee  of Sponsoring  Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our management has identified the following material weaknesses.

 1.  As of August 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

 2.  As of August 31, 2009, we did not maintain effective controls over revenue transactions.  Specifically, controls were not designed and in place to ensure that revenue transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2009, based on the criteria established  in  "Internal  Control-Integrated Framework" issued by the COSO.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our Director and executive officers. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and Director are as follows:

Name	Age	Position

Timothy Miller	38	President, Chief Executive Officer, Principal Accounting Officer, Treasurer and Director

Matthew Lozeau	25	Secretary

Timothy Miller

Mr. Miller has been the President, Chief Executive Officer, Principal Accounting Officer, Treasurer and Director of the Company since its inception in June 2007. Prior to founding the Company, Mr. Miller was the owner and President of Golden Care, Inc., a private medical supply company servicing seniors with diabetes and Medicare, from March 2005 to December 2006. While growing Golden Care, Inc., Mr. Miller developed an internal software application to better manage the unique needs of the diabetic supply industry. In 2006 Mr. Miller sold his company and software assets to Fortune 500 company Owens & Minor, Inc. (Ticker: OMI). Prior to starting Golden Care, Inc., Mr. Miller worked as the National Sales Manager for Golden Diabetic Care, Inc. from April 2002 to March 2005.

Prior to Golden Diabetic Care, Mr. Miller spent 8 years in professional services which began in the Electronic Commerce division of Electronic Data Systems (“EDS”) in Plano, Texas, where he completed the a Systems Engineer Development (SED) program. With EDS, Mr. Miller later led the implementation of the industry’s first electronic bill presentment and payment (EBPP) applications. In 1999, Mr. Miller left EDS to lead the launch of IBM's EBPP National Practice in New York. Tim was on point as his IBM teams successfully sold and implemented over approximately 60 complex EBPP projects around the globe to the world’s largest financial services, telecommunications, and public utility companies.

Mr. Miller has a BBA from the University of Arkansas at Little Rock and lives in Little Rock, Arkansas with his wife and three children.

The Company entered into a Software Development and Consulting Agreement with Mr. Miller on January 1, 2007, which was amended in February 2009 and again in March 2009, as described in greater detail above.

Matthew Lozeau

Mr. Lozeau has served as our Secretary since February 2009.  Since August 2008, Mr. Lozeau has been employed by the Company in sales support.  From August 2006 to September 2008, Mr. Lozeau was employed as a waitperson at Red Lobster.  From May 2005 to September 2005, Mr. Lozeau served as a lab technician with Ouachita Baptist University in Arkadelphia, Arkansas.

Our Director and any additional Directors we may appoint in the future are elected annually and will hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining Directors.

Involvement In Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any Director or executive officer, of the Registrant during the past five years, other than as provided above.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Audit Committee and Financial Expert

The Company is not required to have an audit committee and as such, does not have one.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors, consisting solely of Mr. Miller, evaluated the business of the Company and the number of employees and determined that since the business is operated by one person who is the Chief Executive Officer, President and sole Director, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table:

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Timothy Miller CEO, President, and Director	2009	115,041(1)							$115,041
	2008	116,900(1)	-	-	-	-	-	-	$116,900
	2007	72,000(1)	-	--	-	-	-	-	$72,000

The table above does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.  Other than the individual listed above, we had no executive employees or Directors during the years listed above.

(1) Represents amounts paid pursuant to Mr. Miller’s consulting agreement, as described in greater detail above.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Our Board of Directors, currently consisting solely of Timothy Miller, does not currently receive any consideration for its services as a member of the Board of Directors.  The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Mr. Miller, determines the compensation given to our executive officers in its sole determination. Our Chief Executive Officer and President, Mr. Miller, receives no compensation from us other than through the Software Development and Consulting Agreement described under the “Material Agreements” section above.  As such, we do not currently have any executive compensation program in place; however, Mr. Miller in his capacity as our sole Director has the power to set his own compensation, without the required approval of any other individual or shareholder. Additionally, our Board of Directors, currently consisting solely of Mr. Miller, reserves the right to pay our executives a salary, and/or issue them shares of Common Stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance in the future. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance based stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of Common Stock as of October 27, 2009 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of Common Stock based on 7,779,806 shares outstanding as of October 27, 2009, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Timothy Miller President, Chief Executive Officer, Principal Accounting Officer, Treasurer and Director 2100 Riverdale, Suite 200 Little Rock, Arkansas 72202	1,757,700	22.6%
Matthew Lozeau Secretary	3,000	*
Jim Stevenson 3028 Steeplegate Drive Germantown, Tennessee 38138	1,640,520	21.1%
Doug Cooper P.O. Box 37, CR 1030 Henderson, Arkansas 72544	1,340,334(1)	16.9%(2)
Joe Miller (3) VP of Sales (Non-Executive Position) 1040 Biscayne Boulevard Suite 1007 Miami, Florida 33132	1,255,500	16.1%
Eric Woods 7454 East Whistling Wind Way Scottsdale, Arizona 85255	602,640	7.7%
Sharon Miller (4) 38 Pamela Drive Little Rock, Arkansas 72227	552,420	7.1%
All Officers and Directors as a Group (2 persons)	1,760,700	22.6%

*  Represents less than 1%.

(1) Includes warrants to purchase 142,857 shares of the Company’s Common Stock at an exercise price of $0.70 per share. The warrants expire in October 2011.

(2) Assumes the exercise of all outstanding warrants held by Mr. Cooper.

(3) Brother of our Chief Executive Officer and Director, Timothy Miller.

(4) Mother of Timothy Miller, our sole Director and Joe Miller (see footnote 3 above).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On our about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Timothy Miller, in his capacity as President of Atreides, LLC, described in greater detail above.   Timothy Miller is the Chief Executive Officer, President and Director of the Company.  Mr. Miller is also the sole officer and employee of Atreides, LLC.  Atreides, LLC does not have any clients which compete with the Company. Mr. Miller is also the sole officer and employee of Atreides.  Atreides does not have any clients which compete with the Company.  Currently, Atreides has no other clients besides the Company; however, Atreides has had other clients in the past and may have additional clients in the future. Mr. Miller performs services for the Company through Atreides instead of personally, because operating as a limited liability company affords Mr. Miller certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name.

On or about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Eric Woods in his capacity as President of DataMethodology, LLC, described in greater detail above.  Eric Woods currently holds 7.7% of the Company’s Common Stock.  Mr. Woods is the sole officer and employee of DataMethodology, LLC.  DataMethodology, LLC does not have any clients which compete with the Company. Mr. Woods is the sole officer and employee of DataMethodology.  DataMethodology does not have any clients which compete with the Company. Currently, DataMethodology has two (2) other clients besides the Company and those clients pay DataMethodology software licensing fees for applications previously developed by DataMethodology that are presently in use by those clients.  Mr. Woods performs services for the Company through DataMethodology instead of personally, because operating as a limited liability company affords Mr. Woods certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name.

In June 2007, the Company issued 5,022,000 restricted shares of its Common Stock in consideration for an aggregate of $300 including 1,757,700 shares to Timothy Miller, the Company’s Chief Executive Officer, President and Director, 1,406,160 shares to Jim Stevenson, 1,255,500 shares to Joe Miller, the our Vice President of Sales (a non-executive position) and the brother of Timothy Miller, our Chief Executive Officer, and 602,640 shares to Eric Woods.

In October 2007, we issued an aggregate of 552,420 restricted shares of our Common Stock to Ray Miller, the father of Timothy Miller, our Chief Executive Officer, in consideration for aggregate consideration of $150,000.

In January 2008, we issued an aggregate of 234,360 restricted shares of our Common Stock to Jim Stevenson and 234,360 restricted shares of our Common Stock to another investor for aggregate consideration of $150,000 ($75,000 each).

In April 2008, we issued an aggregate of 401,760 restricted shares of our Common Stock to three investors for aggregate consideration of $150,000.

In June 2008, we issued an aggregate of 1,054,620 restricted shares of our Common Stock to Doug Cooper, an individual, for aggregate consideration of $400,000.

During the year ending August 31, 2009, and during the year ending August 31, 2008, the Company paid Atreides $115,041 and $76,000 respectively, for managing and training the Company’s sales representatives which was recorded as selling, general and administrative expenses   Our Chief Executive Officer, President and Director, Timothy Miller, is the President of Atreides, LLC.

For the year ended August 31, 2009, and for the year ended August 31, 2008, the Company paid Datamethodology $124,200 and $82,015 respectively, for maintenance and upgrading software related issues which was recorded as a cost of revenue.   Eric Woods, who currently is a 7.7% shareholder of the Company, is the President of DataMethodology, Inc.

During the years ending August 31, 2008 and 2007, the Company charged various operating expenses on Timothy Miller’s American Express charge cards.  The Company paid American Express directly for the Company’s portion of the expenses.  As of August 31, 2008 and 2007, the outstanding balance owed to American Express was approximately $12,677 and $24,200, respectively, which was included in the accounts payable and accrued liabilities listed on the Company’s balance sheet for the year ended August 31, 2008. As of August 31, 2009, all amounts have been repaid.

In June 2007, the Company borrowed $160,000 from Jim Stevenson through a promissory note.  The promissory note bears no interest and has no collateral and is due and payable upon (1) the sale of the Company’s business or the liquidation of a majority of its assets or (2) the Company reaching “a level of profitability” and a majority of the Company’s shareholders voting to repay the note before the sale of the Company or the liquidation of its assets.  Pursuant to the terms of the note, it must be paid in whole or in part before any other debt obligations of the Company beyond normal operating costs.  Mr. Stevenson is currently a 21.1% shareholder of the Company and is therefore considered an affiliate.

In April 2008, the Company borrowed $20,000 from Ray Miller with no interest and due on demand.  In May 2008, the loan was repaid.  Ray Miller was a 7.37% shareholder of the Company at the time of the loan and was therefore considered an affiliate.  Ray Miller died in July 2008.  He is survived by his wife, Sharon Miller, who is the beneficial owner of his shares in the Company, which currently represent 7.1% of the Company’s outstanding Common Stock.

In May 2008, the Company borrowed $40,000 from Jim Stevenson with no interest and due on demand.  In May, 2008, the loan was repaid.

In October 2008, we issued an aggregate of 142,857 units to Doug Cooper, each unit consisting of one share of our Common Stock and one warrant to purchase one share of our Common Stock at an exercise price of $0.70 per share, for aggregate consideration of $100,000.  The warrants expire in October 2011.

For the quarter ended November 30, 2008, the Company prepaid credit cards in the name of Timothy Miller, the Company’s Chief Executive Officer, President and Director, for future expenses. As of November 30, 2008, the outstanding balance related to the advances was $7,598. As of August 31, 2009, the amounts have been repaid.

In February 2009, we entered into amendments to the agreements with Atreides and DataMethodology, to clarify those agreements.  The agreements were each amended to remove the right of Atreides and DataMethodology to hold a security interest over the intellectual property they develop for us and to remove language regarding Atreides’ and DataMethodology’s ownership of certain intellectual property they create while performing services on our behalf.  Additionally, the Atreides Agreement was amended to clarify that Atreides, and not Mr. Miller, has no right to take actions in the name of and/or bind the Company. In March 2009, we entered into another amendment to the agreement with Atreides, to further clarify that agreement by removing the references to Atreides not having the right to take action in the name of and/or bind the Company. The effects of the amendments are reflected in the discussion of the agreements, above.

Effective February 24, 2009, Matthew Lozeau was appointed as the Secretary of the Company.

Recent Events:

Effective July 1, 2009, Mr. Miller, loaned the Company $50,000 which matures July 2, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 3, 2009, Mr. Miller, loaned the Company $50,000 which matures August 4, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 27, 2009, Mr. Miller, loaned the Company $75,000 which matures August 28, 2010 with interest only payments due quarterly at 10% per annum.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by our sole Director, Tim Miller.  In connection with the approval of the transactions described above, Mr. Miller took into account several factors, including his fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, Mr. Miller, as our sole Director will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The fees billed for the fiscal years ended August 31, 2009, for professional services rendered by our independent principal accountants, M&K CPAS, PLLC ("M&K"), for the audit of our annual financial statements as included in our Annual Report on Form 10-K was $11,000.

The fees billed for the fiscal years ended August 31, 2009 and 2008, for professional services rendered by our former independent auditors, Malone & Bailey, PC (who were dismissed effective September 8, 2009) for the audit of our annual financial statements as included in our Annual Report on Form 10-K and Registration Statements on Form S-1, and the review of the financial statements included in our Registration Statement and Quarterly Reports on Form 10-Q, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $18,065 and $27,160, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Software Development and Consulting Agreement with Atreides, LLC

10.2(1)	Software Development and Consulting Agreement with DataMethodology, LLC

10.3(2)	First Amendment to Software Development and Consulting Agreement with Atreides, LLC

10.4(2)	First Amendment to Software Development and Consulting Agreement with DataMethodology, LLC

10.5(3)	Second Amendment to Software Development and Consulting Agreement with Atreides, LLC
10.6(4)	Promissory Note with Timothy Miller - $100,000 -- April 16, 2009

10.7*	Promissory Note with Timothy Miller - $50,000 -- July 2, 2009

10.8*	Promissory Note with Timothy Miller - $50,000 – August 3, 2009

10.9*	Promissory Note with Timothy Miller - $75,000 – August 28, 2009

16.1(5)	Letter from Malone & Bailey, PC

31* 32*
Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarterly period ended May 31, 2009, filed with the Commission on July 1, 2009, and incorporated herein by reference.

(5) Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on September 9, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMOTEXT INCORPORATED

Date: November 5, 2009	By:	/s/ Timothy Miller
Timothy Miller
Chief Executive Officer (Principal Executive Officer) and Principal Accounting Officer (Principal Financial Officer)