Form 10-Q
period 2009-11-30
SUMOTEXT, inc.
filed 2009-12-31
CIK 1452476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-53785

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

As of December 30, 2009, the registrant had 7,779,806 shares of common stock, $0.0001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.

II	BALANCE SHEETS	F-2
III	STATEMENTS OF OPERATIONS	F-3
IV	STOCKHOLDERS’ EQUITY	F-4
V	STATEMENTS OF CASH FLOWS	F-5
VI	NOTES TO THE FINANCIAL STATEMENTS	F-6

SUMOTEXT, INC.
BALANCE SHEETS
(Unaudited)

	November 30, 2009	August 31, 2009
Assets

Current Assets:
Cash	$159,443	$130,083
Accounts receivables, net	29,588	32,296
Total Current Assets	189,031	162,379

Property and equipment, net of accumulated depreciation of $99,528 and $86,587, respectively	162,611	175,552

Total assets	$351,642	$337,931

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$30,332	$38,571
Accrued expenses	11,126	9,470
Deferred revenue	51,001	43,320
Note payable – related party	560,000	435,000

Total current liabilities	652,459	526,361

Total liabilities	652,459	526,361

Stockholder's Equity (Deficit)

Common stock: $0.0001 par value, 100,000,000 shares authorized, 7,779,806 and 7,779,806 shares issued and outstanding, respectively	778	778
Additional paid-in capital	1,045,722	1,045,722
Accumulated deficit	(1,347,317)	(1,234,930)
Total stockholders' equity(deficit)	(300,817)	(188,430)

Total liabilities and stockholders' equity (deficit)	$351,642	$337,931

The accompanying notes are an integral part of these financial statements.

SUMOTEXT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended	Three months ended
	November 30, 2009	November 30, 2008
Revenues

Subscription services	$270,568	$101,436

Total Revenues	270,568	101,436

Cost of revenues	86,995	43,200

Gross margin	183,573	58,236

Selling, general and administrative expenses	276,228	234,039
Depreciation and amortization	12,941	12,736
Interest expense	6,791	-

Operating expenses	295,960	246,775

Operating loss	(112,387)	(188,539)

Interest income	-	429

Net loss	(112,387)	(188,110)

Basic and diluted loss per share	$(0.01)	$(0.03)

Basic and diluted weighted average of common shares outstanding	7,779,806	7,563,958

The accompanying notes are an integral part of these financial statements.

SUMOTEXT, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Three Months Ended November 30, 2009
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at 08/31/09	7,779,806	$778	$1,045,722	$(1,234,930)	$(188,430)

Net Loss				(112,387)	(112,387)

Balances at 11/30/09	7,779,806	$778	$1,045,722	$(1,347,317)	$(300,817)

The accompanying notes are an integral part of these financial statements.

SUMOTEXT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended November 30,
	2009	2008

Cash flows from operating activities:

Net loss	$(112,387)	$(188,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,941	12,736
Changes in operating assets and liabilities:
Account receivables	2,708	(2,804)
Employee receivables	-	(8,000)
Accounts payable	(3,799)	(11,257)
Accrued expenses	(2,784)	-
Deferred revenue	7,681	(8,720)

Net cash used in operating activities	(95,640)	(206,155)

Cash flows from investing activities:
Purchase of property and equipment	-	(4,520)

Net cash used in investing activities	-	(4,520)

Cash flows from financing activities:
Proceeds from issuance of notes payable – related party	125,000	-
Payments on shareholder loans	-	(20,275)
Proceeds from issuance of stock	-	100,000

Net cash provided by financing activities	125,000	79,725

Net increase (decrease) in cash and cash equivalents	29,360	(130,950)

Cash and cash equivalents, beginning of period	130,083	329,028

Cash and cash equivalents, end of period	$159,443	$198,078

Supplemental cash flow information:
Interest paid	$6,896	-
Taxes paid	$-	-

The accompanying notes are an integral part of these financial statements.

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of SUMOTEXT, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in SUMOTEXT’s Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended August 31, 2009, as reported in the Form 10-K, have been omitted.

Recently Adopted Accounting Pronouncements
Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

Recently Issued Accounting Standards
In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

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

Note 3. Related Party Transactions

In January 2007, the Company entered into contracts with two companies, Atreides, Inc., owned 100% by the President and shareholder of the Company, and Datamethodolgy, Inc, owned 100% by another shareholder of the Company. During the quarter ending November 30, 2009, the Company paid Atreides, Inc. $30,802 (2008 - $12,700) for managing the Company’s employees and operations which was recorded as selling, general and administrative expenses.  During the quarter ended November 30, 2009, the Company paid Datamethodology, Inc. $30,000 (2008 - $30,500) for maintenance and upgrading software related issues which was recorded as a cost of revenue.

Note 4. Notes Payable

In June 2007, the Company borrowed $160,000 from Jim Stevenson through a promissory note (the “Stevenson Note”).  Mr. Stevenson is a shareholder of the Company.   The promissory note bears no interest and has no collateral and is due and payable upon (1) the sale of the Company’s business or the liquidation of a majority of its assets or (2) the Company reaching “a level of profitability” and a majority of the Company’s shareholders voting to repay the note before the sale of the Company or the liquidation of its assets.  Pursuant to the terms of the note, it must be paid in whole or in part before any other debt obligations of the Company beyond normal operating costs, other than the Miller Note, described below.  The $160,000 loan remained outstanding as of November 30, 2009.

On April 16, 2009, the Company borrowed $100,000 from its Chief Executive Officer, Timothy Miller, pursuant to a Promissory Note.  The Promissory Note bears interest at the rate of 10% per annum, with such interest payable quarterly in arrears, and with such note due and payable on April 15, 2010.

Effective July 1, 2009, Mr. Miller, loaned the Company $50,000 which matures July 2, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 3, 2009, Mr. Miller, loaned the Company $50,000 which matures August 4, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 27, 2009, Mr. Miller, loaned the Company $75,000 which matures August 28, 2010 with interest only payments due quarterly at 10% per annum.  Effective November 30, 2009, Mr. Miller loaned the Company an additional $125,000 which matures December 1, 2010, with interest only payments due quarterly at 10% per annum (collectively the April 16, 2009, July 1, 2009, August 3, 2009, August 27, 2009 and November 30, 2009 notes are referred to herein as the “Miller Notes”) .  The notes have a right to repayment prior to the right of repayment of the Stevenson Note. As of November 30, 2009 the entire balance of the Miller Notes was outstanding.

Note 5. Subsequent Events

There were no events through December 31, 2009, which would have a material impact on these financial statements or require modification to the disclosures included herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SUMOTEXT INCORPORATED ("THE COMPANY", "WE", “SUMOTEXT,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2009.

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

Our software service enables marketers to fully control keywords on short codes and configure highly interactive campaigns and message flows that identify, attract, profile, and reward their most valued customers. Not just for marketers, organizational leaders also recognize what we believe, which is that no other channel offers the immediate reach of a text message alert. Our powerful keyword and group management controls streamline communications throughout the enterprise to increase attendance and participation while keeping groups of employees, stakeholders and volunteers organized, informed, and motivated.

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

The Company believes that every business and organization that currently collects email addresses will eventually begin collecting mobile ‘opt-ins’. The Company believes that text message marketing is an efficient and cost-effective means to distribute time-sensitive information and promotions to disbursed groups.  Each of our packaged solutions is 'ready-to-go' and provides our clients the reliability, real-time compliance, and flexibility they expect from industry experts.

Customers

The Company commercially launched its service on January 8, 2008. As of November 30, 2009, the Company serviced 514 unique, revenue-generating clients which include 473 small business accounts and 41 “Enterprise” accounts. Enterprise accounts typically represent a client with multiple stores or physical locations under a single corporate, co-op of franchisees, or agency billing account. It is common in our industry to allow small business clients access to our services on a month-to-month basis, while also paying higher transactional fees. It is also common for larger accounts to qualify for volume discounts by signing an annual agreement. SUMOTEXT provides its services to small businesses without contracts on a month-to-month basis and to Enterprise clients through annual contracts.

Partial Client List

Our diverse roster of clients include national retail and restaurant brands, professional sports venues and teams, radio stations, political campaigns, direct selling organizations, publishers, universities, school systems, mega-churches, chambers, non-profits, and local small businesses.

Nationally recognized clients currently include L’Oreal USA, Baylor University, Valero Energy Corporation, Senator John McCain, Tanger Outlet Malls, Hard Rock Orlando, UFC Gyms, The BOK Center, The E-Center, Maps.com, Second Baptist Church of Houston, Malys, Thornton’s Oil, Westside Rentals, Pyramid Foods, NYPD Pizza, Worldwide Golf (Roger Dunn), Mobile Press Wire, Simple Simons Pizza, Locos Bar & Grill, and Famsa Inc.

SUMOTEXT does not list a national brand as a client unless a national marketing agreement is in place. However, our small business clients include a growing list of franchisees and independent operators of many other nationally recognized brands and divisions of organizations that include The U.S. Naval Academy, Kentucky Fried Chicken, GNC Nutrition, Subway, Smoothie King, Jersey Mikes, Play-n-Trade Video, Applebee's, Tan Republic, Cici's Pizza, Rita's Ice, Chick-Fil-A, Java Dave's, Coyote Ugly, Little Caesars, Melting Pot, Hardees, Papa's Pizza, Hollywood Tan, Hungry Howies, Taco King, Dairy Queen, Arby's, Jack in the Box, and many others.

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

The Company began developing a major new release of its service delivery platform in November 2008. We were not able to release this new product version in the prior quarter as planned due to our desire to continue testing and development of the necessary associated CRM and back office modules we use to manage our clients. However, we are nearing the completion of this new product release and plan to release it in January 2010.

In the near term we expect cost of revenue expenses to increase; though in the long term, we expect that cost of revenue as a percentage of total revenue will decrease.

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

Material Agreements:

On our about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Timothy Miller, in his capacity as President of Atreides, LLC (“Atreides”), which was amended in February and March 2009, to clarify several of the provisions of the agreement. Timothy Miller is the Chief Executive Officer, President and Director of the Company.  Mr. Miller is also the sole officer and employee of Atreides, LLC. Mr. Miller is also the sole officer and employee of Atreides.  Atreides does not have any clients which compete with the Company.  Currently, Atreides has no other clients besides the Company; however, Atreides has had other clients in the past and may have additional clients in the future. Mr. Miller performs services for the Company through Atreides instead of personally, because operating as a limited liability company affords Mr. Miller certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name. During the quarter ended November 30, 2009, the Company paid Atreides $30,802 for managing and training the Company’s representatives.  During the year ending August 31, 2009, and during the year ending August 31, 2008, the Company paid Atreides $115,041 and $76,000, respectively, for managing the Company’s employees and operations which was recorded as selling, general and administrative expenses.  All work products created or enhanced through the Atreides agreement are owned by the Company.

On or about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Eric Woods in his capacity as President of DataMethodology, LLC (“DataMethodology”), which was amended in February 2009, to clarify several of the provisions of the agreement.  Eric Woods currently holds 7.7% of the Company’s Common Stock.  Mr. Woods is the sole officer and employee of DataMethodology, LLC.   DataMethodology does not have any clients which compete with the Company. Currently, DataMethodology has two (2) other clients besides the Company and those clients pay DataMethodology software licensing fees for applications previously developed by DataMethodology that are presently in use by those clients.  Mr. Woods performs services for the Company through DataMethodology instead of personally, because operating as a limited liability company affords Mr. Woods certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name.  During the quarter ended November 30, 2009, the Company paid DataMethodology $30,000 for managing and training the Company’s representatives.  For the year ended August 31, 2009, and for the year ended August 31, 2008, the Company paid DataMethodology $124,200 and $82,015, respectively, for maintenance and upgrading software related issues which was recorded as a cost of revenue.  All work products created or enhanced through the DataMethodology agreement are owned by the Company.

The Company maintains a $2,000,000 key man life insurance policy on Timothy Miller.

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

Effective November 30 2009, Mr. Miller loaned the Company an additional $125,000 which matures December 1, 2010, with interest only payments due quarterly at 10% per annum.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Based on recent results and current expectations, management expects to see continued growth of all of our regularly reported key business metrics while we focus greater attention towards attracting new working capital, retaining existing clients, and on creating efficiencies in our sales model.

To improve our client retention in the long term, the Company has begun an effort to proactively contact those clients that are currently paying the Company on a monthly basis, but are under utilizing our services; which usually happens because they have not yet begun to properly support their text message marketing initiatives with aligned marketing, advertising, and employee training. As such, management has seen many of these under performing clients use this personal reminder of account inactivity as an opportunity to cancel their subscription plans.

Though this effort will continue to negatively impact our ‘Net Client Additions’ reporting metric in the short term, the Company will continue to manage its business for the long term. The Company believes that this effort, combined with our increased focus on creating and monitoring initial accountability milestones from our new clients, will reduce client attrition rates in the long term and enhance the value of our business.

To create better efficiencies in our sales model, the Company has begun enforcing certain ‘active status’ requirements and provisions in its agreements with its sales representatives. Because the management and funding of our sales model consumes such a large percentage of the Company’s limited human and financial resources, the Company believes that terminating relationships with its underperforming independent sales representatives will allow it to allocate more resources to its most successful representatives as well as help the Company continue to identify and attract new representatives in many targeted, yet currently underserved areas.

The Company believes it is currently well positioned for this emerging industry where our products and services have only limited appeal beyond the early adopters identified in certain key industry verticals. Though we have not yet attracted sufficient investment capital to take full advantage of the opportunities that currently exist, we believe that our strategy, brand visibility, client references, and recurring revenue model have us well positioned to not only continue our current growth, but also accelerate that growth at the leading edge of the economic recovery; of which there can be no assurance.

Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include the following items, described below, which are reported and compared quarter-to-quarter.  Management does not believe that a comparison of the metrics from the quarter ended November 30, 2009 to 2008 would be useful to investors as the Company only began commercial activities in January 2008, and had only limited customers as of November 30, 2008.

Base Recurring Monthly Subscription Plan Fees

As of November 30, 2009, the Company had 514 clients that were scheduled for $91,242 in base recurring monthly subscription plan fees, which includes approximately $9,000 in monthly fees to lease common short codes which the Company sometimes collects from its clients on behalf of the Common Short Code Administration (“CSCA”).  This represents an increase of $11,490 or 13% in base recurring monthly subscription plan fees when compared to the prior quarter ended August 31, 2009.

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

During the quarter ending November 30, 2009, the Company netted 12 new clients in addition to the 502 existing clients the Company claimed at the end of the prior quarter for a total of 514 unique paying clients at the end of the quarter.

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

During the quarter ending November 30, 2009, the Company had a monthly turnover rate of approximately 6.5% based on 502 existing clients at the end of the prior period, 113 new client enrollments during the period, and 101 total cancellations during the period.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009, COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2008

Revenues increased $169,132 or 167% to $270,568 for the three months ended November 30, 2009, as compared to revenues of $101,436 for the three months ended November 30, 2008. The increase in revenues was principally due to the fact that the Company did not begin commercial sales until January 8, 2008 and has been steadily growing its customer base since that time.

Cost of revenues increased $43,795 or 101% to $86,995 for the three months ended November 30, 2009, as compared to cost of revenues of $43,200 for the three months ended November 30, 2008. The increase in cost of revenues was principally attributable to the continued increase in capacity of our technical infrastructure and a continued increase in message volumes associated with our growing client subscriber base.

Gross margin increased $125,337 or 215% to $183,573 for the three months ended November 30, 2009, as compared to gross margin of $58,236 for the three months ended November 30, 2008.

Cost of revenues as a percentage of revenues were 32.2% for the three months ended November 30, 2009, compared to 42.6% for the three months ended November 30, 2008, a decrease in cost of revenues as a percentage of revenues of 10.4% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of sales was that we have a number of fixed costs associated with product development and our connections to wireless networks which are now shared over a broader client base.

Selling, general and administrative expenses ("G&A") increased $42,189 or 18% to $276,228 for the three months ended November 30, 2009, as compared to G&A expense of $234,039 for the three months ended November 30, 2008. The increase in G&A expense was principally attributable to our expanded staff, marketing efforts, commissions to sales representatives, and the expanded legal and accounting expenses associated with becoming a public company.

During the three months ended November 30, 2009, we incurred operating expenses of $295,960, compared to operating expenses of $246,775 incurred during the three months ended November 30, 2008, an increase of $49,185 or 20% from the prior period.  The increase in operating expenses is principally due to the increase in G&A expenses and a $6,791 increase in interest expense for the three months ended November 30, 2009, compared to the three months ended November 30, 2008 due mainly to the Miller Notes (defined below), which were not outstanding for the three months ended November 30, 2008.

We had an operating loss of $112,387 for the three months ended November 30, 2009, compared to an operating loss of $188,539 for the three months ended November 30, 2008, a decrease in operating loss of $76,152 or 40% from the prior period.

We had a net loss of $112,387 for the three months ended November 30, 2009, as compared to a net loss of $188,110 for the three months ended November 30, 2008, a decrease in net loss of $75,723 or 40% from the prior period.  The decrease in net loss was mainly due to the $169,132 increase in revenues, which was offset by the $43,795 increase in cost of revenues and the $49,185 increase in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2009, we had total current assets of $189,031, consisting of cash of $159,443 and accounts receivable of $29,588.  We had total assets of $351,642 consisting of $189,031 of current assets and $162,611 of property and equipment, net of accumulated depreciation.

We had total liabilities consisting solely of current liabilities of $652,459, consisting of accounts payable and accrued liabilities of $30,332, accrued expenses of $11,126, deferred revenue of $51,001, and the notes payable described below of $400,000 from the Miller Notes which bear interest and mature in 2010, and $160,000 from the Stevenson Note which does not bear interest or have a stated maturity date.

We had a working capital deficit of $463,428 as of November 30, 2009, compared to a working capital deficit of $363,982 at August 31, 2009.

We had a total accumulated deficit of $1,347,317 as of November 30, 2009.

We had net cash used in operating activities of $95,640 for the three months ended November 30, 2009, which was mainly due to $112,387 of net loss, offset by $12,941 of depreciation and amortization and $7,681 of increase in deferred revenue.

We had $125,000 of net cash provided by financing activities for the three months ended November 30, 2009, which reflected proceeds from $125,000 borrowed from Mr. Miller in November 2009, as described below.

In June 2007, the Company borrowed $160,000 from Jim Stevenson through a promissory note (the “Stevenson Note”).  Mr. Stevenson is a shareholder of the Company.   The promissory note bears no interest and has no collateral and is due and payable upon (1) the sale of the Company’s business or the liquidation of a majority of its assets or (2) the Company reaching “a level of profitability” and a majority of the Company’s shareholders voting to repay the note before the sale of the Company or the liquidation of its assets.  Pursuant to the terms of the note, it must be paid in whole or in part before any other debt obligations of the Company beyond normal operating costs, other than the Miller Note, described below.  The $160,000 loan remained outstanding as of November 30, 2009.

On April 16, 2009, the Company borrowed $100,000 from its Chief Executive Officer, Timothy Miller, pursuant to a Promissory Note.  The Promissory Note bears interest at the rate of 10% per annum, with such interest payable quarterly in arrears, and with such note due and payable on April 15, 2010.

Effective July 1, 2009, Mr. Miller, loaned the Company $50,000 which matures July 2, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 3, 2009, Mr. Miller, loaned the Company $50,000 which matures August 4, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 27, 2009, Mr. Miller, loaned the Company $75,000 which matures August 28, 2010 with interest only payments due quarterly at 10% per annum.  Effective November 30, 2009, Mr. Miller loaned the Company an additional $125,000 which matures December 1, 2010, with interest only payments due quarterly at 10% per annum (collectively the April 16, 2009, July 1, 2009, August 3, 2009, August 27, 2009 and November 30, 2009 notes are referred to herein as the “Miller Notes”) .  The notes have a right to repayment prior to the right of repayment of the Stevenson Note.

As of November 30, 2009, the Company estimates that its current total monthly expenses are approximately $125,000 of which approximately $40,000 is directly attributable to advanced commission payments made to sales representatives. With current base monthly subscription plan fees received of $91,242, combined with overage (additional usage) charges to existing accounts, and new account set-up fees with their associative growth in base monthly subscription fees, the Company estimates that its current negative monthly cash flow is approximately $35,000. The Company further estimates that this negative cash flow will continue to decrease monthly, as the number of the Company’s customers expands, of which there can be no assurance. The Company estimates the need for approximately $300,000 of additional funding during the next 12 months to continue its business operations and an additional $600,000 to expand its operations either through increasing the numbers of sales representatives or supporting a significant increase in the velocity of sales per representative, which does not include funds the Company will require to repay the Stevenson Note and the Miller Notes.

If we are unable to raise adequate working capital for fiscal 2010 and beyond, we will be restricted in the implementation of our business plan.  We estimate that we can continue to operate through February 28, 2009 with our cash on hand if no additional funding is raised.  We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future.  In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities will result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of November 30, 2009, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant of the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the exchange Act.  Based upon that evaluation, the Chief Executive Officer concluded that the Company's Disclosure controls and procedures were not effective, as of the date of his evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As of November 30, 2009, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended November 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

WE HAVE FUTURE CAPITAL NEEDS, INCLUDING $400,000 WHICH WE OWE TO OUR CHIEF EXECUTIVE OFFICER AND $160,000 WHICH WE OWE TO ANOTHER SHAREHOLDER OF THE COMPANY, AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

We have generated limited revenues to date and anticipate the need for approximately $300,000 of additional funding to continue our business operations for the next 12 months and an additional $600,000 to significantly expand our operations, of which there can be no assurance we will be able to raise.

We will also require $400,000 to repay the funds owed to our Chief Executive Officer (the Miller Notes, described above), which have maturity dates in 2010, which funds we do not currently have, provided however that we are currently in negotiations with Mr. Miller to convert his debt into shares of our common stock, of which there can be no assurance.  We will also require $160,000 to repay the Stevenson Note at some point in the future. We estimate that we can continue to operate through February 28, 2009 with our cash on hand if no additional funding is raised.

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

WE CURRENTLY GENERATE LIMITED REVENUES AND HAVE NOT GENERATED A PROFIT SINCE INCEPTION.

The Company generated revenues of $270,568 for the three months ended November 30, 2009, $608,610 for the year ended August 31, 2009 and $83,477 for the year ended August 31, 2008, had a net loss of $112,387 for the three months ended November 30, 2009, $725,571 for the year ended August 31, 2009 and $486,645 for the year ended August 31, 2008, and has not generated a profit since its inception in June 2007.  We make no assurances that we will be able to generate substantial revenues in the future and/or that we will be able to gain clients in the future to build our business to the point that we generate a profit.

THE SUCCESS OF THE COMPANY DEPENDS HEAVILY ON TIMOTHY MILLER AND HIS INDUSTRY KNOWLEDGE, RELATIONSHIPS, AND EXPERTISE.

The success of the Company will depend on the abilities of Timothy Miller, President and Chief Executive Officer, to manage the business.   We have a consulting agreement with Mr. Miller’s company, Atreides, LLC, which can be terminated by either party at any time.  The loss of Mr. Miller will have a material adverse effect on the business, results of operations and financial condition of the Company.  In addition, the loss of Mr. Miller may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we can make no assurances that we will be able to find a suitable replacement for Mr. Miller, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company currently has a Software Development and Consulting Agreement with Mr. Miller, as described below under “Material Agreements.”

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had an accumulated deficit of $1,347,317 and a working capital deficit of $463,428 as of November 30, 2009, a net loss of $112,387 for the three months ended November 30, 2009, a net loss of $188,110 for the three months ended November 30, 2008, a net loss of $725,571 for the year ended August 31, 2009 and a net loss of $486,645 for the year ended August 31, 2008.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

The majority of our existing and target customers are small and medium-sized businesses. We believe these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. For instance, the current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, which could limit our customers’ access to credit. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our services. If small and medium-sized businesses experience economic hardship, or if they behave more conservatively in light of the general economic environment, they may be unwilling or unable to expend resources to develop their online presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

THE MAJORITY OF OUR SERVICES ARE SOLD ON A MONTH-TO-MONTH BASIS, AND IF OUR CUSTOMERS ARE UNABLE OR CHOOSE NOT TO RENEW THEIR MONTHLY SUBSCRIPTIONS, OUR REVENUE MAY DECREASE.

Typically, our services are sold pursuant to month-to-month subscription agreements, and the majority of our customers can generally cancel their subscriptions to our services at any time with little or no penalty.  As a result, our results of operations can fluctuate substantially on a month-to-month basis.  Additionally, if a significant number of our customers were to cancel their services, our results of operations could be adversely affected and the value of our securities could decline in value or become worthless.

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

We must be able to operate the systems that manage our network around the clock without interruption. Our operations will depend upon our ability to protect our network infrastructure, equipment, and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, tele-communications failures, sabotage, intentional acts of vandalism and similar events. Our networks are currently subject to various points of failure. For example, a problem with one of our routers (devices that move information from one computer network to another) or switches could cause an interruption in the services that we provide to some or all of our customers. In the past, we have experienced periodic interruptions in service. We have also experienced, and in the future we may continue to experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Any future interruptions could:

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

The Company commercially launched its service on January 8, 2008.  As of November 30, 2009, the Company serviced 514 unique, revenue generating clients.  However, the Company does not enter into contracts with its small business clients and/or only enters into month-to-month contracts as is the usual business practice in the Company’s industry.  As a result, approximately 53 percent of the Company’s revenue is currently derived from clients who could cancel or terminate their relationships with the Company without any significant notice at any time for any reason.  Consequently, the Company’s revenues could decrease or decline significantly and the Company could be forced to curtail or abandon its business operations, which could cause any investment in the Company to become worthless.

Risks Relating To the Company’s Securities

WE HAVE NEVER PAID CASH DIVIDENDS IN CONNECTION WITH OUR COMMON STOCK AND HAVE NO PLANS TO PAY DIVIDENDS IN THE FUTURE.

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF COMMON STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR SHAREHOLDERS.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock authorized. As of December 30, 2009, we had 7,779,806 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders.  As a result, the issuance of shares of common stock may cause the value of our securities to decrease and/or become worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Software Development and Consulting Agreement with Atreides, LLC

10.2(1)	Software Development and Consulting Agreement with DataMethodology, LLC

10.3(2)	First Amendment to Software Development and Consulting Agreement with Atreides, LLC

10.4(2)	First Amendment to Software Development and Consulting Agreement with DataMethodology, LLC

10.5(3)	Second Amendment to Software Development and Consulting Agreement with Atreides, LLC
10.6(4)	Promissory Note with Timothy Miller - $100,000 -- April 16, 2009

10.7(6)	Promissory Note with Timothy Miller - $50,000 -- July 2, 2009

10.8(6)	Promissory Note with Timothy Miller - $50,000 – August 3, 2009

10.9(6)	Promissory Note with Timothy Miller - $75,000 – August 28, 2009

10.10*	Promissory Note with Timothy Miller - $125,000 – November 30, 2009

16.1(5)	Letter from Malone & Bailey, PC

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

(6) Filed as an Exhibit to the Company’s Report on Form 10-K for the fiscal year ended August 31, 2009, filed with the Commission on November 5, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMOTEXT INCORPORATED

Date: December 30, 2009	By:	/s/ Timothy Miller
Timothy Miller
Chief Executive Officer (Principal Executive Officer) and Principal Accounting Officer (Principal Financial Officer)