Form 10-Q
period 2010-02-28
SUMOTEXT, inc.
filed 2010-04-15
CIK 1452476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of April 1, 2010, the registrant had 7,779,806 shares of common stock, $0.0001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TABLE OF CONTENTS

		Page No.

II	BALANCE SHEETS	2
III	STATEMENTS OF OPERATIONS	3
V	STATEMENTS OF CASH FLOWS	5
VI	NOTES TO THE FINANCIAL STATEMENTS	6

SUMOTEXT, INC.
BALANCE SHEETS
(Unaudited)
	February 28, 2010	August 31, 2009
Assets

Current Assets:
Cash	$219,926	$130,083
Accounts receivables	48,138	32,296
Prepaid expenses	392	-
Total Current Assets	268,456	162,379

Property and equipment, net of accumulated depreciation of $112,518 and $86,587	151,126	175,552

Total assets	$419,582	$337,931

Liabilities and Stockholder's Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$42,124	$38,571
Accrued expenses	8,181	9,470
Deferred revenue	56,864	43,320
Note payable, related party	125,000	435,000

Total current liabilities	232,169	526,361

Long term debt, related parties, net of discount	560,806	-

Total liabilities	792,975	526,361

Stockholder's Equity (Deficit)

Common stock: $0.0001 par value, 100,000,000 shares authorized, 7,779,806 and 7,779,806 shares issued and outstanding at February 28, 2010 and August 31, 2009, respectively	778	778
Additional paid-in capital	1,070,276	1,045,722
Accumulated deficit	(1,444,447)	(1,234,930)
Total stockholders' equity(deficit)	(373,393)	(188,430)

Total liabilities and stockholders' equity (deficit)	$419,582	$337,931

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended February 28,
	2010	2009
Revenues

Subscription services	$297,836	$141,266

Total Revenues	297,836	141,266

Cost of revenues	93,045	63,382

Gross margin	204,791	77,884

Selling, general and administrative expenses	278,425	256,482
Depreciation and amortization	12,990	12,845
Interest expense	10,506	-

Operating expenses	301,922	269,327

Operating loss	(97,130)	(191,444)

Interest income	-	75

Net loss	(97,130)	(191,369)

Basic and diluted loss per share	$(0.01)	$(0.02)

Basic and diluted weighted average of common shares outstanding	7,779,806	7,774,717

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Six months ended February 28,
	2010	2009
Revenues

Subscription services	$568,403	$242,702

Total Revenues	568,403	242,702

Cost of revenues	180,039	123,075

Gross margin	388,364	119,627

Selling, general and administrative expenses	554,653	474,030
Depreciation and amortization	25,931	25,581
Interest expense	17,297	-

Operating expenses	597,881	499,611

Operating loss	(209,517)	(379,984)

Interest income	-	504

Net loss	(209,517)	(379,480)

Basic and diluted loss per share	$(0.03)	$(0.05)

Basic and diluted weighted average of common shares outstanding	7,779,806	7,668,479

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended February 28,
	2010	2009

Cash flows from operating activities:

Net loss	$(209,517)	$(379,480)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,931	25,581
Amortization of debt discount	360	-
Changes in operating assets and liabilities:
Accounts receivables	(15,842)	(25,442)
Employee receivables	(392)	5,805
Prepaid expenses	-	500
Accounts payable	3,094	7,435
Accrued expenses	(830)	(667)
Deferred revenue	13,544	(1,194)

Net cash used in operating activities	(183,652)	(367,462)

Cash flows from investing activities:
Advances (payments) from (to) shareholder	-	(12,677)
Purchase of property and equipment	(1,505)	(8,458)

Net cash used in investing activities	(1,505)	(21,135)

Cash flows from financing activities:
Proceeds from issuance of notes payable, related parties	275,000	-
Proceeds from issuance of stock	-	196,200

Net cash provided by financing activities	275,000	196,200

Net increase (decrease) in cash and cash equivalents	89,843	(192,397)

Cash and cash equivalents, beginning of period	130,083	329,028

Cash and cash equivalents, end of period	$219,926	$136,631

Supplemental cash flow information:
Interest paid	$18,506	$-

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of SUMOTEXT, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in SUMOTEXT’s Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period is not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2009, as reported in the Form 10-K, have been omitted.

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

Note 3. Related Party Transactions

In January 2007, the Company entered into contracts with two companies, Atreides, Inc., owned 100% by the President and a shareholder of the Company, and Datamethodolgy, Inc, owned 100% by another shareholder of the Company. During the quarter ending February 28, 2010, the Company paid Atreides, Inc. $32,100 for managing and training the Company’s sales representatives which was recorded as selling, general and administrative expenses.  During the quarter ended February 28, 2010, the Company paid Datamethodology, Inc. $32,520 for maintenance and upgrading software related issues which was recorded as a cost of revenue.

In February 2010, the Company borrowed $150,000 from an individual accredited investor, Steve Bova, an advisor of the Company (the “Advisor”).  The note payable is due in February 2012, bears 8% interest due quarterly and has no collateral. As of February 28, 2010, the entire balance of the note was outstanding.  In connection with the note, the Company granted warrants to the investor to purchase 300,000 shares of common stock at an exercise price at $0.50 per share.  The warrants were valued using a binomial lattice model resulting in a discount of $8,966.  The discount is being amortized over the life of the note on a straight line basis. The warrants expire February 17, 2012. As of February 28, 2010, all the warrants remain outstanding.

In February 2010, the Company consolidated four note payables totaling $275,000 that were outstanding from the President and a shareholder of the Company.  The note payable of $275,000 is due in February 2012, bears 8% interest due quarterly and has no collateral. As of February 28, 2010 the entire balance of the note was outstanding.  In connection with the note, the Company granted warrants to the shareholder to purchase 550,000 shares of common stock at an exercise price at $0.50 per share.  The warrants were valued using a binomial lattice model resulting in a discount of $15,888.  The discount is being amortized over the life of the note on a straight line basis. The warrants expire February 17, 2012. As of February 28, 2010, all the warrants remain outstanding.

In March 2010, the Company entered into a $6,000 per month consulting agreement with the Clark Bova Group, LLC, where the Advisor is a partner.  Under the terms of this agreement, the Clark Bova Group, LLC will provide the Company management oversight, strategic consulting, and corporate finance advisory services for the period of one year. The agreement provides the Company specific deliverables and work products produced by multiple named individuals. The Company can terminate this agreement at any time with 90 days prior notice.

Note 4. Notes Payable.

In June 2007, the Company borrowed $160,000 from Jim Stevenson through a promissory note (the “Stevenson Note”).  Mr. Stevenson is a shareholder of the Company.   The promissory note bears no interest and has no collateral and is due and payable upon (1) the sale of the Company’s business or the liquidation of a majority of its assets or (2) the Company reaching “a level of profitability” and a majority of the Company’s shareholders voting to repay the note before the sale of the Company or the liquidation of its assets.  Pursuant to the terms of the note, it must be paid in whole or in part before any other debt obligations of the Company beyond normal operating costs, other than the Consolidated Note and the Bova Note, described below.  The $160,000 loan remained outstanding as of February 28, 2010.

On April 16, 2009, the Company’s President, Timothy Miller, who is also a shareholder, loaned the Company $100,000 which matures April 15, 2010 with interest only payments due quarterly at 10% per annum.

On July 1, 2009, Mr. Miller, loaned the Company $50,000 which was to mature on July 2, 2010 with interest only payments due quarterly at 10% per annum.  On August 3, 2009, Mr. Miller, loaned the Company $50,000 which was to mature on August 4, 2010 with interest only payments due quarterly at 10% per annum.  On August 27, 2009, Mr. Miller, loaned the Company $75,000 which was to mature on August 28, 2010 with interest only payments due quarterly at 10% per annum.

Effective February 17, 2010, the Company entered into an Amended and Restated Promissory Note with Mr. Miller (which amended and restated a previous promissory note which also had an effective date of February 17, 2010 (the “Consolidated Note”).  The Consolidated Note which had a principal amount of $275,000, amended and replaced the April 16, 2009, July 1, 2009, August 3, 2009 and August 27, 2009 promissory notes between the Company and Mr. Miller.  The Consolidated Note accrues interest at the rate of 8% per annum, with all principal and accrued interest due on the due date of February 17, 2012.  The repayment of the Consolidated Note is senior to all of the Company’s other outstanding obligations other than the Bova Note (defined below).  In connection with Mr. Miller agreeing to the terms and conditions of the Consolidated Note, the Company agreed to grant Mr. Miller warrants to purchase 550,000 shares of the Company’s common stock at an exercise price of $0.50 per share, which warrants vested immediately and expire on February 17, 2012.

Effective November 30, 2009, Mr. Miller loaned the Company an additional $125,000 which matures on December 1, 2010, with interest only payments due quarterly at 10% per annum. As of February 28, 2010, the entire balance of the note was outstanding.

Effective February 17, 2010, the Company entered into an Amended and Restated Promissory Note with Steve Bova, an individual, and an accredited investor (which amended and restated a previous promissory note which also had an effective date of February 17, 2010 (the “Bova Note”).  The Bova Note had a principal amount of $150,000, which represented amounts loaned to the Company by Mr. Bova.  The Bova Note accrues interest at the rate of 8% per annum, with all principal and accrued interest due on the due date of February 17, 2012.  The repayment of the Bova Note is senior to all of the Company’s other outstanding obligations.  In connection with Mr. Bova agreeing to the terms and conditions of the Bova Note, the Company agreed to grant Mr. Bova warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share, which warrants vested immediately and expire on February 17, 2012. As of February 28, 2010, the entire balance of the Consolidated Note was outstanding.

Note 5. Subsequent Events.

The Company has evaluated all events that occurred after the balance sheet date of February 28, 2010 through April 14, 2010, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SUMOTEXT INCORPORATED ("THE COMPANY", "WE", “SUMOTEXT,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO FEBRUARY 28, 2010.

History

The Company was incorporated in Arkansas on June 8, 2007 as Reminderbox, Inc and began selling its services to clients on January 8, 2008 under the brand name SUMOTEXT Incorporated. On September 10, 2008 the Company converted into a Nevada corporation and contemporaneously changed its name to SUMOTEXT Incorporated. Our mailing address is 2100 Riverdale, Suite 200, Little Rock, Arkansas, 72202, our telephone number is (800) 480-1248, and our fax number is (501) 228-4482.

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

 Customers

The Company commercially launched its service on January 8, 2008. As of February 28, 2010, the Company serviced 606 unique, revenue-generating clients which include 561 small business accounts and 45 “Enterprise” accounts. Enterprise accounts typically represent a client with multiple stores or physical locations under a single corporate, co-op of franchisees, or agency billing account. It is common in our industry to allow small business clients access to our services on a month-to-month basis, while also paying higher transactional fees. It is also common for larger accounts to qualify for volume discounts by signing an annual agreement. SUMOTEXT provides its services to small businesses without contracts on a month-to-month basis and to Enterprise clients through annual contracts.

Partial Client List

Our diverse roster of clients include national retail and restaurant brands, professional sports venues and teams, radio stations, political campaigns, direct selling organizations, publishers, universities, school systems, mega-churches, chambers of commerce, non-profits, and local small businesses.

Our diverse roster of Enterprise clients include the Pepsi Bottling Group, L'Oreal USA, Baylor University, Neustar, Senator John McCain, New York Racing Association, French Culinary Institute, Tanger Outlet Malls, Hard Rock Orlando, UFC Gyms, Maps.com, Thornton's Oil, Westside Rentals, Pyramid Foods, Worldwide Golf, Mobile Press Wire, and FAMSA.

SUMOTEXT does not list a national brand as a client unless it represents the entire brand through an agreement with the corporate office. However, our small business clients include hundreds of independent operators and co-ops that represent many other brands and organizations that include Applebee's, Kentucky Fried Chicken, Taco Bell, The U.S. Naval Academy, GNC Nutrition, Subway, Smoothie King, Jersey Mikes, Play-n-Trade Video, Tan Republic, Cici's Pizza, Rita's Ice, Chick-Fil-A, Java Dave's, Coyote Ugly, Little Caesars, Melting Pot, Hardees, Papa's Pizza, Hollywood Tan, Hungry Howies, Andy's Burgers and Fries, Dairy Queen, Arby's, Jack in the Box, and many others.

Subscription Revenues

We currently derive substantially all of our revenue from fees associated with our monthly subscription services, which are occasionally sold by our salaried employees from leads generated through our marketing efforts, but are generally sold by our independent sales representatives. Our representatives are individually recruited, trained, and managed by the Company and are strategically located throughout the U.S. Our representatives are compensated by commission payments from the Company based on their status and the projected value of each deal. The Company currently offers subscription plans for small businesses, enterprises, and select industry verticals. The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards and bank accounts. Revenue is recognized as the services are provided. These fees are deferred and recognized ratably over the customer's expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided.

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

The Company began developing a major new release of its service delivery platform in November 2008 and we began migrating clients to this new platform in February of 2010. We expect to have migrated all of our clients to this new platform by the end of the quarter ended May 31, 2010.

In the near term we expect cost of revenue expenses to increase as we temporarily support dual service delivery platforms; though in the long term, we expect that cost of revenue as a percentage of total revenue will decrease.

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

In the near term we plan to gradually increase SG&A expenses as we grow our leadership team, hire more salaried employees, and accelerate our investments in marketing and promotion of our services. In the long term we expect to increase the velocity of sales per representative which could significantly increase advanced commission payments to sales representatives and associated SG&A expenses.

Material Agreements:

On or about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Timothy Miller, in his capacity as President of Atreides, LLC (“Atreides”), which was amended in February and March 2009, to clarify several of the provisions of the agreement. Timothy Miller is the Chief Executive Officer, President and Director of the Company.  Mr. Miller is also the sole officer and employee of Atreides, LLC.  Atreides does not have any clients which compete with the Company.  Currently, Atreides has no other clients besides the Company; however, Atreides has had other clients in the past and may have additional clients in the future. Mr. Miller performs services for the Company through Atreides instead of personally, because operating as a limited liability company affords Mr. Miller certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name. During the quarter ended February 28, 2010, the Company paid Atreides $30,802 for his services which included product management and operations.  During the year ending August 31, 2009, and during the year ending August 31, 2008, the Company paid Atreides $115,041 and $76,000, respectively, for managing the Company’s employees and operations which was recorded as selling, general and administrative expenses.  All work products created or enhanced through the Atreides agreement are owned by the Company.

The Company maintains a $2,000,000 key man life insurance policy on Timothy Miller.

On or about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Eric Woods in his capacity as President of DataMethodology, LLC (“DataMethodology”), which was amended in February 2009, to clarify several of the provisions of the agreement.  Eric Woods currently holds 7.7% of the Company’s Common Stock.  Mr. Woods is the sole officer and employee of DataMethodology, LLC.   DataMethodology does not have any clients which compete with the Company. Currently, DataMethodology has two (2) other clients besides the Company and those clients pay DataMethodology software licensing fees for applications previously developed by DataMethodology that are presently in use by those clients.  Mr. Woods performs services for the Company through DataMethodology instead of personally, because operating as a limited liability company affords Mr. Woods certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name.  During the quarter ended February 28, 2010, the Company paid DataMethodology $32,520 for managing the Company’s application development efforts and technical infrastructure.  For the year ended August 31, 2009, and for the year ended August 31, 2008, the Company paid DataMethodology $124,200 and $82,015, respectively, for maintenance and upgrading software related issues which was recorded as a cost of revenue.  All work products created or enhanced through the DataMethodology agreement are owned by the Company.

On April 16, 2009, the Company’s President, Timothy Miller, who is also a shareholder, loaned the Company $100,000 which matures April 15, 2010 with interest only payments due quarterly at 10% per annum.

Effective July 1, 2009, Mr. Miller, loaned the Company $50,000 which was to mature on July 2, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 3, 2009, Mr. Miller, loaned the Company $50,000 which was to mature on August 4, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 27, 2009, Mr. Miller, loaned the Company $75,000 which was to mature on August 28, 2010 with interest only payments due quarterly at 10% per annum.

Effective February 17, 2010, the Company entered into an Amended and Restated Promissory Note with Mr. Miller (which amended and restated a previous promissory note which also had an effective date of February 17, 2010 (the “Consolidated Note”).  The Consolidated Note which had a principal amount of $275,000, amended and replaced the April 16, 2009, July 1, 2009, August 3, 2009 and August 27, 2009 promissory notes between the Company and Mr. Miller.  The Consolidated Note accrues interest at the rate of 8% per annum, with all principal and accrued interest due on the due date of February 17, 2012.  The repayment of the Consolidated Note is senior to all of the Company’s other outstanding obligations other than the Bova Note (defined below).  In connection with Mr. Miller agreeing to the terms and conditions of the Consolidated Note, the Company agreed to grant Mr. Miller warrants to purchase 550,000 shares of the Company’s common stock at an exercise price of $0.50 per share, which warrants vested immediately and expire on February 17, 2012.

Effective November 30, 2009, Mr. Miller loaned the Company an additional $125,000 which matures on December 1, 2010, with interest only payments due quarterly at 10% per annum.

Effective February 17, 2010, the Company entered into an Amended and Restated Promissory Note with Steve Bova, an individual, and an accredited investor (which amended and restated a previous promissory note which also had an effective date of February 17, 2010 (the “Bova Note”).  The Bova Note had a principal amount of $150,000, which represented amounts loaned to the Company by Mr. Bova.  The Bova Note accrues interest at the rate of 8% per annum, with all principal and accrued interest due on the due date of February 17, 2012.  The repayment of the Bova Note is senior to all of the Company’s other outstanding obligations.  In connection with Mr. Bova agreeing to the terms and conditions of the Bova Note, the Company agreed to grant Mr. Bova warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share, which warrants vested immediately and expire on February 17, 2012.

In March 2010, the Company entered into a $6,000 per month consulting agreement with the Clark Bova Group, LLC.  Mr. Bova is partner at the Clark Bova Group, LLC.  Under the terms of this agreement, the Clark Bova Group, LLC will provide the Company management oversight, strategic consulting, and corporate finance advisory services for the period of one year. The agreement provides the Company specific deliverables and work products produced by multiple named individuals. The Company can terminate this agreement at any time with 90 days prior notice.

Additional Business Operations Agreements:

On or around February 15, 2010 the Company entered into an agreement with Pepsi Bottling Group (“Pepsi”) to support a "Grow With Pepsi" cooperative marketing program designed to assist certain Pepsi-exclusive restaurant customers. As part of the "Grow with Pepsi" offering, the Pepsi Bottling Group selected SUMOTEXT to provide text message marketing services to Pepsi customers who elect to participate in the program. The Company cannot predict the financial impact of this agreement, the number of Pepsi customers that will choose to participate in the program, or the number of customers that will continue to pay the Company after the Pepsi-subsidized trial period has ended. However, the Company believes that if the program is successful, the results could significantly increase the number of the Company’s clients and as a result, the Company’s results of operations.

On or around March 16, 2010, the Company entered into an agreement with Neustar (http://www.neustar.com), the company that the CTIA (http://ctia.org/) chose to administer the Common Short Code Administration (http://www.usshortcodes.com/). Through this agreement, Neustar became a client of the Company, hired the Company to provision and certify a dedicated short code with the wireless carriers, and licensed the Company’s platform to demonstrate the features and capabilities of common short codes to their prospective clients. Though the financial terms of the agreement are not material, the Company believes that the fact that Neustar has chosen to become a client of the Company could be perceived as a product endorsement of the Company’s platform. Though Neustar and the Common Short Code Administration have strict vendor neutrality positions, it is possible that the exposure of the Company’s platform to businesses who are considering leasing common short codes from the Common Short Code Administration could result in new sales inquiries to the Company from those same prospects, of which there can be no assurance.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Based on recent results and current expectations, management expects to see continued growth of all of our regularly reported key business metrics while we continue to focus on attracting new working capital, retaining existing clients, and enhancing what we believe is already  an industry leading service delivery platform. The Company believes it is currently well positioned for this emerging industry even though our products and services currently have only limited appeal beyond the early adopters identified in certain key industry verticals.

Despite the challenges inherent to a nascent industry, we believe more than ever that short codes will become the predominate method that marketers will use to identify, attract, and reward their most valued customers; as well build valuable customer profiles and collect customer feedback and comments in the future.  We also believe that SMS via short codes will become the predominate method that business and organizational leaders use to streamline communications, provide emergency alerts, and increase attendance and participation from various groups of employees, stakeholders and volunteers.

Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include the following items, described below, which are reported and compared quarter-to-quarter.  Management does not believe that a comparison of the metrics from the quarter ended February 28, 2010 to 2009 would be useful to investors as the Company only began commercial activities in January 2008, and had only limited customers as of February 28, 2009.

Base Recurring Monthly Subscription Plan Fees

As of February 28, 2010, the Company had 606 clients that were scheduled for $103,508 in base recurring monthly subscription plan fees, which includes approximately $10,000 in monthly fees to lease common short codes which the Company sometimes collects from its clients on behalf of the Common Short Code Administration (“CSCA”).  This represents an increase of $12,266 or 13% in base recurring monthly subscription plan fees when compared to the prior quarter ended November 30, 2009.

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

During the quarter ending February 28, 2010, the Company netted 92 new clients in addition to the 514 existing clients the Company claimed at the end of the prior quarter for a total of 606 unique paying clients at the end of the quarter. This represents an increase of 18% when compared to the prior quarter ended November 30, 2009.

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

During the quarter ending February 28, 2010, the Company had a monthly turnover rate of approximately 3.5% based on 514 existing clients at the end of the prior period, 165 new client enrollments during the period, and 73 total cancellations during the period.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010, COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2009

Revenues increased $156,570 or 111% to $297,836 for the three months ended February 28, 2010, as compared to revenues of $141,266 for the three months ended February 28, 2009. The increase in revenues was principally due to the fact that the Company did not begin commercial sales until January 8, 2008 and has been steadily growing its customer base since that time.

Cost of revenues increased $29,663 or 47% to $93,045 for the three months ended February 28, 2010, as compared to cost of revenues of $63,382 for the three months ended February 28, 2009. The increase in cost of revenues was principally attributable to the continued increase in capacity of our technical infrastructure and a continued increase in message volumes associated with our growing client subscriber base.

Gross margin increased $127,907 or 163% to $204,791 for the three months ended February 28, 2010, as compared to gross margin of $77,884 for the three months ended February 28, 2009.

Cost of revenues as a percentage of revenues were 31.2% for the three months ended February 28, 2010, compared to 44.9% for the three months ended February 28, 2009, a decrease in cost of revenues as a percentage of revenues of 13.7% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of sales was that we have a number of fixed costs associated with product development and our connections to wireless networks which are now shared over a broader client base.

Selling, general and administrative expenses ("G&A") increased $21,943 or 9% to $278,425 for the three months ended February 28, 2010, as compared to G&A expense of $256,482 for the three months ended February 28, 2009. The increase in G&A expense was principally attributable to our expanded staff, marketing efforts, commissions to sales representatives, and the expanded legal and accounting expenses associated with becoming a public company.

During the three months ended February 28, 2010, we incurred operating expenses of $301,922, compared to operating expenses of $269,327 incurred during the three months ended February 28, 2009, an increase of $32,595 or 12% from the prior period.  The increase in operating expenses is principally due to the increase in G&A expenses and a $10,504 increase in interest expense for the three months ended February 28, 2010, compared to the three months ended February 28, 2009 due mainly to the Miller Notes (defined below), which were not outstanding for the three months ended February 28, 2009.

We had an operating loss of $97,130 for the three months ended February 28, 2010, compared to an operating loss of $191,444 for the three months ended February 28, 2009, a decrease in operating loss of $94,314 or 49% from the prior period.

We had a net loss of $97,130 for the three months ended February 28, 2010, as compared to a net loss of $191,369 for the three months ended February 28, 2009, a decrease in net loss of $94,239 or 49% from the prior period.  The decrease in net loss was mainly due to the $156,570 increase in revenues, which was offset by the $29,663 increase in cost of revenues and the $32,595 increase in total operating expenses.

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010, COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 2009

Revenues increased $325,701 or 134% to $568,403 for the six months ended February 28, 2010, as compared to revenues of $242,702 for the six months ended February 28, 2009. The increase in revenues was principally due to the fact that the Company did not begin commercial sales until January 8, 2008 and has been steadily growing its customer base since that time.

Cost of revenues increased $56,964 or 46% to $180,039 for the six months ended February 28, 2010, as compared to cost of revenues of $123,075 for the six months ended February 28, 2009. The increase in cost of revenues was principally attributable to the continued increase in capacity of our technical infrastructure and a continued increase in message volumes associated with our growing client subscriber base.

Gross margin increased $268,737 or 225% to $388,364 for the six months ended February 28, 2010, as compared to gross margin of $119,627 for the six months ended February 28, 2009.

Cost of revenues as a percentage of revenues were 31.7% for the six months ended February 28, 2010, compared to 50.7% for the six months ended February 28, 2009, a decrease in cost of revenues as a percentage of revenues of 19.0% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of sales was that we have a number of fixed costs associated with product development and our connections to wireless networks which are now shared over a broader client base.

Selling, general and administrative expenses ("G&A") increased $80,623 or 18% to $554,653 for the six months ended February 28, 2010, as compared to G&A expense of $474,030 for the six months ended February 28, 2009. The increase in G&A expense was principally attributable to our expanded staff, marketing efforts, commissions to sales representatives, and the expanded legal and accounting expenses associated with becoming a public company.

During the six months ended February 28, 2010, we incurred operating expenses of $597,881, compared to operating expenses of $499,611 incurred during the six months ended February 28, 2009, an increase of $98,270 or 20% from the prior period.  The increase in operating expenses is principally due to the increase in G&A expenses and a $17,297 increase in interest expense for the six months ended February 28, 2010, compared to the six months ended February 28, 2009 due mainly to the Miller Notes (defined below), which were not outstanding for the six months ended February 28, 2009.

We had an operating loss of $209,517 for the six months ended February 28, 2010, compared to an operating loss of $379,984 for the six months ended February 28, 2009, a decrease in operating loss of $170,467 or 45% from the prior period.

We had a net loss of $209,517 for the six months ended February 28, 2010, as compared to a net loss of $379,480 for the six months ended February 28, 2009, a decrease in net loss of $169,963 or 45% from the prior period.  The decrease in net loss was mainly due to the $325,701 increase in revenues, which was offset by the $56,964 increase in cost of revenues and the $98,270 increase in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2010, we had total current assets of $268,456, consisting of cash of $219,926, accounts receivable of $48,138 and prepaid assets of $392.  We had total assets of $419,582 consisting of $268,456 of current assets and $151,126 of property and equipment, net of accumulated depreciation.

We had total liabilities of $792,975, consisting of current liabilities of $232,169, which included accounts payable and accrued liabilities of $42,124, accrued expenses of $8,181, deferred revenue of $56,864, and the notes payable described below of $125,000 relating to the November 30, 2009, Miller Note, described below, which bears interest at the rate of 10% per annum and matures in 2010, and long term debt of $560,806 relating to $160,000 from the Stevenson Note which does not bear interest or have a stated maturity date and $275,000 evidenced by the Consolidated Note, described below and $150,000 evidenced by the Bova Note, described below.

We had working capital of $36,287 as of February 28, 2010, compared to a working capital deficit of $363,982 at August 31, 2009.

We had a total accumulated deficit of $1,444,447 as of February 28, 2010.

We had net cash used in operating activities of $183,652 for the six months ended February 28, 2010, which was mainly due to $209,517 of net loss and $15,842 of increases in accounts receivable, offset by $25,931 of depreciation and amortization and $13,544 of increase in deferred revenue.

We had $1,505 of net cash used in investing activities for the six months ended February 28, 2010, which represented purchase of property and equipment.

We had $275,000 of net cash provided by financing activities for the six months ended February 28, 2010, which mainly reflected proceeds from $125,000 borrowed from Mr. Miller in November 2009 and $150,000 borrowed from Mr. Bova, as described below.

In June 2007, the Company borrowed $160,000 from Jim Stevenson through a promissory note (the “Stevenson Note”).  Mr. Stevenson is a shareholder of the Company.   The promissory note bears no interest and has no collateral and is due and payable upon (1) the sale of the Company’s business or the liquidation of a majority of its assets or (2) the Company reaching “a level of profitability” and a majority of the Company’s shareholders voting to repay the note before the sale of the Company or the liquidation of its assets.   The $160,000 loan remained outstanding as of February 28, 2010 and is due in priority behind the Bova Note and the notes payable to Mr. Miller (as provided below).

Effective July 1, 2009, Mr. Miller, loaned the Company $50,000 which was to mature on July 2, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 3, 2009, Mr. Miller, loaned the Company $50,000 which was to mature on August 4, 2010 with interest only payments due quarterly at 10% per annum.  Effective August 27, 2009, Mr. Miller, loaned the Company $75,000 which was to mature on August 28, 2010 with interest only payments due quarterly at 10% per annum.  Effective November 30, 2009, Mr. Miller loaned the Company an additional $125,000 which matures December 1, 2010, with interest only payments due quarterly at 10% per annum (collectively the April 16, 2009, July 1, 2009, August 3, 2009, August 27, 2009 and November 30, 2009 notes are referred to herein as the “Miller Notes”).

Effective February 17, 2010, the Company entered into an Amended and Restated Promissory Note with Mr. Miller (which amended and restated a previous promissory note which also had an effective date of February 17, 2010 (the “Consolidated Note”).  The Consolidated Note which had a principal amount of $275,000, amended and replaced the April 16, 2009, July 1, 2009, August 3, 2009 and August 27, 2009 promissory notes between the Company and Mr. Miller.  The Consolidated Note accrues interest at the rate of 8% per annum, with all principal and accrued interest due on the due date of February 17, 2012.  The repayment of the Consolidated Note is senior to all of the Company’s other outstanding obligations other than the Bova Note (defined below).  In connection with Mr. Miller agreeing to the terms and conditions of the Consolidated Note, the Company agreed to grant Mr. Miller warrants to purchase 550,000 shares of the Company’s common stock at an exercise price of $0.50 per share, which warrants vested immediately and expire on February 17, 2012.

Effective February 17, 2010, the Company entered into an Amended and Restated Promissory Note with Steve Bova, an individual accredited investor (which amended and restated a previous promissory note which also had an effective date of February 17, 2010 (the “Bova Note”).  The Bova Note had a principal amount of $150,000, which represented amounts loaned to the Company by Mr. Bova.  The Bova Note accrues interest at the rate of 8% per annum, with all principal and accrued interest due on the due date of February 17, 2012.  The repayment of the Bova Note is senior to all of the Company’s other outstanding obligations.  In connection with Mr. Bova agreeing to the terms and conditions of the Bova Note, the Company agreed to grant Mr. Bova warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share, which warrants vested immediately and expire on February 17, 2012.

As of February 28, 2010, the Company estimates that its current total monthly expenses are approximately $143,000 of which approximately $40,000 is directly attributable to advanced commission payments made to sales representatives. With current base monthly subscription plan fees received of $103,000, combined with overage (additional usage) charges to existing accounts, and new account set-up fees with their associated growth in base monthly subscription fees, the Company estimates that its current negative monthly cash flow is approximately $40,000. The Company estimates the need for approximately $350,000 of additional funding during the next 12 months to continue its business operations and an additional $650,000 to expand its operations, which does not include funds the Company will require to repay the Stevenson Note, Consolidated Note and Bova Note.

If we are unable to raise adequate working capital for fiscal 2010 and beyond, we will be restricted in the implementation of our business plan.  We estimate that we can continue to operate through June 2010 with our cash on hand if no additional funding is raised.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of February 28, 2010, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant of the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the exchange Act.  Based upon that evaluation, and due to a onetime event regarding valuation of warrants granted pursuant to debt obligations issued by the Company and previously discussed in this filing under Note 3. Related Party Transactions, under Notes to the Financial Statements, the Chief Executive Officer concluded that the Company's Disclosure controls and procedures were not effective, as of the date of his evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. Management believes it has remedied this onetime event by implementing proper valuation and review procedures with respect to those warrants.  Additionally, any warrants or options granted in the future will be adequately reviewed and valued by the procedures management has implemented. As such, we believe that the control deficiency and any material weakness caused by the lack of specific controls regarding options or warrants have been remedied.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended February 28, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

WE HAVE FUTURE CAPITAL NEEDS, INCLUDING $400,000 WHICH WE OWE TO OUR CHIEF EXECUTIVE OFFICER, $160,000 WHICH WE OWE TO A SHAREHOLDER OF THE COMPANY, AND $150,000 WHICH WE OWE TO STEVE BOVA, AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

We have generated limited revenues to date and anticipate the need for approximately $350,000 of additional funding to continue our business operations for the next 12 months and an additional $650,000 to significantly expand our operations, of which there can be no assurance we will be able to raise.

We will also require $400,000 to repay the funds owed to our Chief Executive Officer (described above), which have maturity dates in 2010 and 2012, which funds we do not currently have.  We will also require $160,000 to repay the Stevenson Note at some point in the future and an additional $150,000 to repay the Bova Note (defined above) prior to February 2012. We estimate that we can continue to operate through June 2010 with our cash on hand if no additional funding is raised.

If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. If we are unable to raise the additional funding we would be forced to eliminate certain employee positions and significantly reduce our direct sales force whose advanced commission payments represent the vast majority of our quarterly negative cash flows; and as a result, the value of our securities, if any, would likely become worthless and we may be forced to abandon our business plan, sell all or substantially all of our assets, cease filing with the Securities and Exchange Commission and/or file for bankruptcy protection.   Even assuming we raise the additional capital we require to continue our business operations, we anticipate incurring net losses for the foreseeable future.

WE CURRENTLY GENERATE LIMITED REVENUES AND HAVE NOT GENERATED A PROFIT SINCE INCEPTION.

The Company generated revenues of $297,836 for the three months ended February 28, 2010 and $568,403 for the six months ended February 28, 2010, $608,610 for the year ended August 31, 2009 and $83,477 for the year ended August 31, 2008, had a net loss of $97,130 for the three months ended February 28, 2010 and $209,517 for the six months ended February 28, 2010, and had a net loss of $725,571 for the year ended August 31, 2009 and $486,645 for the year ended August 31, 2008, and has not generated a profit since its inception in June 2007.  We make no assurances that we will be able to generate substantial revenues in the future and/or that we will be able to gain clients in the future to build our business to the point that we generate a profit.

THE SUCCESS OF THE COMPANY DEPENDS HEAVILY ON TIMOTHY MILLER AND HIS INDUSTRY KNOWLEDGE, RELATIONSHIPS, AND EXPERTISE.

The success of the Company will depend on the abilities of Timothy Miller, the Company’s President and Chief Executive Officer, to manage the business.   We have a consulting agreement with Mr. Miller’s company, Atreides, LLC, which can be terminated by either party at any time.  The loss of Mr. Miller will have a material adverse effect on the business, results of operations and financial condition of the Company.  In addition, the loss of Mr. Miller may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we can make no assurances that we will be able to find a suitable replacement for Mr. Miller, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.  The Company currently has a Software Development and Consulting Agreement with Mr. Miller, as described below under “Material Agreements.”

WE MAY CHOOSE TO GO PRIVATE IN THE FUTURE, ENTER INTO A MERGER OR ACQUISITION TRANSACTION AND/OR CEASE OUR PUBLIC FILINGS, WHICH COULD CAUSE OUR SECURITIES TO DECLINE IN VALUE OR BECOME WORTHLESS.

Moving forward, we may seek to go private in the future and/or to enter into a merger or acquisition transaction with a third party who is in a different line of business than we are currently in (although we currently have no plans to enter into or affect such a transaction).  Additionally, we may file a Form 15 in the future, which if approved by the Commission, will suspend our periodic and current report filing obligations with the Commission. In the event that our management decides to take the Company private, any investors in the Company could be forced to be bought out and in the event of a reverse merger, acquisition or other merger, our shareholders could own shares in a company with operations which may be completely different, more risky and have less assets and/or revenues than the Company.   In the event that we decide to go private and/or file a Form 15 to suspend our reporting obligations with the Commission, any investment in the Company could be lost or exchanged for shares of a company with different operations than we have, which may have a lesser value than our shares, and/or may have no value or liquidity.  Due to the fact that our “affiliates” exercise majority voting control over the Company, as described below, investors will have little to no say in whether the Company goes private (or files a Form 15 and suspends its filing obligations) and/or if the Company enters in an acquisition, merger or reverse merger transaction in the future.

Additionally, while we have no immediate plans to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had an accumulated deficit of $1,444,447 and working capital of $36,287 as of February 28, 2010, a net loss of $97,130 for the three months ended February 28, 2010, a net loss of $209,517 for the six months ended February 28, 2010, a net loss of $725,571 for the year ended August 31, 2009 and a net loss of $486,645 for the year ended August 31, 2008.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

WE RELY ON THE CONTINUED PROVISIONING OF OUR SHARED AND DEDICATED SHORT CODES ON THE NETWORKS OF WIRELESS CARRIERS.

A substantial portion of our revenue is derived from services provided over more than one shared short codes. Though we are vigilant to follow carrier guidelines and have taken great care to design our campaign management tools to keep our clients’ campaigns ‘real-time’ compliant with the Federal Trade Commission’s (the FTC's) CAN-SPAM Act, the Mobile Marketing Association's Code of Conduct, and the most stringent of all Operational Playbooks published by any wireless carrier, there remains a possibility that our short codes could be de-provisioned by any single carrier. If one of our shared short codes were to be de-provisioned by any major carrier network for any length of time, it would significantly affect our ability to conduct business while we pursued resolution and relief from damages through legal channels.

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

Many of our current and potential future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater brand recognition and, we believe, a larger installed base of customers. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their services and products than we can. If we fail to compete successfully against current or future competitors, our revenue could increase less than anticipated or decline, and our business could be harmed.

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

The Company commercially launched its service on January 8, 2008.  As of February 28, 2010, the Company serviced 606 unique, revenue generating clients.  However, the Company does not enter into contracts with its small business clients and/or only enters into month-to-month contracts as is the usual business practice in the Company’s industry.  As a result, approximately 48 percent of the Company’s revenue is currently derived from clients who could cancel or terminate their relationships with the Company without any significant notice at any time for any reason.  Consequently, the Company’s revenues could decrease or decline significantly and the Company could be forced to curtail or abandon its business operations, which could cause any investment in the Company to become worthless.

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

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock authorized. As of April 1, 2010, we had 7,779,806 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders.  As a result, the issuance of shares of common stock may cause the value of our securities to decrease and/or become worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective February 17, 2010, in connection with Timothy Miller, the Company’s Chief Executive Officer and Director, agreeing to the terms and conditions of the Consolidated Note (as defined and described above), the Company agreed to grant Mr. Miller warrants to purchase 550,000 shares of the Company’s common stock at an exercise price of $0.50 per share, which warrants vested immediately and expire on February 17, 2012.

Effective February 17, 2010, in connection with Steve Bova agreeing to the terms and conditions of the Bova Note (as defined and described above), the Company agreed to grant Mr. Bova warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share, which warrants vested immediately and expire on February 17, 2012.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing grants did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Software Development and Consulting Agreement with Atreides, LLC

10.2(1)	Software Development and Consulting Agreement with DataMethodology, LLC

10.3(2)	First Amendment to Software Development and Consulting Agreement with Atreides, LLC

10.4(2)	First Amendment to Software Development and Consulting Agreement with DataMethodology, LLC

10.5(3)	Second Amendment to Software Development and Consulting Agreement with Atreides, LLC

10.6(4)	Promissory Note with Timothy Miller - $100,000 -- April 16, 2009

10.7(6)	Promissory Note with Timothy Miller - $50,000 -- July 2, 2009

10.8(6)	Promissory Note with Timothy Miller - $50,000 – August 3, 2009

10.9(6)	Promissory Note with Timothy Miller - $75,000 – August 28, 2009

10.10(7)	Promissory Note with Timothy Miller - $125,000 – November 30, 2009

10.11*	Amended and Restated Promissory Note with Steven Bova – February 17, 2010

10.12*	Amended and Restated Promissory Note with Timothy Miller – February 17, 2010

16.1(5)	Letter from Malone & Bailey, PC

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

(6) Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended November 30, 2009, filed with the Commission on December 31, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMOTEXT INCORPORATED

Date: April 15, 2010	By: /s/ Timothy Miller
Timothy Miller
Chief Executive Officer (Principal Executive Officer) and Principal Accounting Officer (Principal Financial Officer)