Form 10-Q
period 2010-05-31
SUMOTEXT, inc.
filed 2010-07-01
CIK 1452476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

As of July 1, 2010, the registrant had 7,779,806 shares of common stock, $0.0001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.

UNAUDITED BALANCE SHEETS	F-1
UNAUDITED STATEMENTS OF OPERATIONS	F-2 - F-3
UNAUDITED STATEMENTS OF CASH FLOWS	F-4
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS	F-5

SUMOTEXT, INC.
BALANCE SHEETS
(Unaudited)
	May 31, 2010	August 31, 2009
Assets	(Unaudited)

Current Assets:
Cash	$111,018	$130,083
Accounts receivables	42,231	32,296
Prepaid expenses	11,500	-
Total Current Assets	164,749	162,379

Property and equipment, net of accumulated depreciation of $125,520 and $86,587, respectively	138,790	175,552

Total assets	$303,539	$337,931

Liabilities and Stockholder's Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$31,427	$38,571
Accrued expenses	10,491	9,470
Deferred revenue	59,498	43,320
Note payable	125,000	435,000

Total current liabilities	226,416	526,361

Long term debt (related parties), net of discount	563,823	-

Total liabilities	790,239	526,361

Stockholders' Equity (Deficit)

Common stock: $0.0001 par value, 100,000,000 shares authorized, 7,779,806 and 7,779,806 shares issued and outstanding, respectively	778	778
Additional paid-in capital	1,070,276	1,045,722
Accumulated deficit	(1,557,754)	(1,234,930)
Total stockholders' equity (deficit)	(486,699)	(188,430)

Total liabilities and stockholders' equity (deficit)	$303,539	$337,931

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended May 31,
	2010	2009
Revenues

Subscription services	$308,417	$189,128

Total Revenues	308,417	189,128

Cost of revenues	90,909	84,945

Gross margin	217,508	104,183

Selling, general and administrative expenses	302,912	261,104
Depreciation and amortization	13,002	12,880
Interest expense	14,900	1,233

Operating expenses	330,814	275,217

Operating loss	(113,306)	(171,034)

Interest income	-	16

Net loss	(113,306)	$(171,018)

Basic and diluted loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average of common shares outstanding	7,779,806	7,779,806

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Nine months ended May 31,
	2010	2009
Revenues

Subscription services	$876,320	$431,830

Total Revenues	876,320	431,830

Cost of revenues	270,948	208,019

Gross margin	605,372	223,811

Selling, general and administrative expenses	857,065	735,133
Depreciation and amortization	38,933	38,462
Interest expense	32,198	1,233

Operating expenses	928,196	774,828

Operating loss	(322,824)	(551,017)

Interest income	-	520

Net loss	(322,824)	(550,497)

Basic and diluted loss per share	$(0.04)	$(0.07)

Basic and diluted weighted average of common shares outstanding	7,779,806	7,706,795

The accompanying notes are an integral part of these financial statements

SUMOTEXT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended May 31,
	2010	2009

Cash flows from operating activities:

Net loss	$(322,824)	$(550,497)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,933	38,461
Amortization of debt discount	3,377	-
Changes in operating assets and liabilities:
Accounts receivables	(9,935)	(22,870)
Employee receivables	-	5,805
Prepaid expenses	(11,500)	2,500
Accounts payable	(2,704)	(6,257)
Accrued expenses	(3,419)	566
Deferred revenue	16,178	(1,768)

Net cash used in operating activities	(291,894)	(534,060)

Cash flows from investing activities:
Advances (payments) from (to) shareholder	-	(12,677)
Purchase of property and equipment	(2,171)	(10,551)

Net cash used in investing activities	(2,171)	(23,228)

Cash flows from financing activities:

Proceeds from issuance of notes payable from related parties	275,000	100,000
Proceeds from issuance of stock	-	196,200

Net cash provided by financing activities	275,000	296,200

Net increase (decrease) in cash and cash equivalents	19,065	(261,088)

Cash and cash equivalents, beginning of period	130,083	329,028

Cash and cash equivalents, end of period	$111,018	$67,940

Supplemental cash flow information:
Interest paid	$30,131	$-
Taxes paid	$-	$-

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

Note 3. Related Party Transactions

In January 2007, the Company entered into contracts with two companies, Atreides, Inc., owned 100% by the President and shareholder of the Company, and Datamethodology, Inc, owned 100% by another shareholder of the Company. During the quarter ending May 31, 2010, the Company paid Atreides, Inc. $30,900 for managing and training the Company’s sales representatives which was recorded as selling, general and administrative expenses.  During the quarter ended May 31, 2010, the Company paid Datamethodology, Inc. $30,000 for maintenance and upgrading software related issues which were recorded as a cost of revenue.

In February 2010, the Company borrowed $150,000 from an individual accredited investor, Steve Bova, an advisor of the Company (the “Advisor”) and consolidated four note payables totaling $275,000 that were outstanding from the President and a shareholder of the Company. See Note 4 for details related to these notes.

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

Note 4. Notes Payable.

In June 2007, the Company borrowed $160,000 from Jim Stevenson through a promissory note (the “Stevenson Note”).  Mr. Stevenson is a shareholder of the Company.   The promissory note bears no interest and has no collateral and is due and payable upon (1) the sale of the Company’s business or the liquidation of a majority of its assets or (2) the Company reaching “a level of profitability” and a majority of the Company’s shareholders voting to repay the note before the sale of the Company or the liquidation of its assets.  Pursuant to the terms of the note, it must be paid in whole or in part before any other debt obligations of the Company beyond normal operating costs, other than the Consolidated Note and the Bova Note, described below.  The $160,000 loan remained outstanding as of May 31, 2010.

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

Effective November 30, 2009, Mr. Miller loaned the Company an additional $125,000 which matures on December 1, 2010, with interest only payments due quarterly at 10% per annum. As of May 31, 2010, the entire balance of the note was outstanding.

Effective February 17, 2010, the Company entered into an Amended and Restated Promissory Note with Steve Bova, an individual, and an accredited investor (which amended and restated a previous promissory note which also had an effective date of February 17, 2010 (the “Bova Note”).  The Bova Note had a principal amount of $150,000, which represented amounts loaned to the Company by Mr. Bova.  The Bova Note accrues interest at the rate of 8% per annum, with all principal and accrued interest due on the due date of February 17, 2012.  The repayment of the Bova Note is senior to all of the Company’s other outstanding obligations.  In connection with Mr. Bova agreeing to the terms and conditions of the Bova Note, the Company agreed to grant Mr. Bova warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.50 per share, which warrants vested immediately and expire on February 17, 2012. As of May 31, 2010, the entire balance of the Consolidated Note was outstanding.

Note 5. Subsequent Events.

The Company has evaluated all events that occurred after the balance sheet date of May 31, 2010 through July 1, 2010, the date these financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SUMOTEXT INCORPORATED ("THE COMPANY", "WE", “SUMOTEXT,” "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MAY 31, 2010.

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

 Customers

The Company commercially launched its service on January 8, 2008. As of May 31, 2010, the Company serviced 604 unique, revenue-generating clients which include 557 small business accounts and 47 “Enterprise” accounts. Enterprise accounts typically represent a client with multiple stores or physical locations under a single corporate, co-op of franchisees, or agency billing account. It is common in our industry to allow small business clients access to our services on a month-to-month basis, while also paying higher transactional fees. It is also common for larger accounts to qualify for volume discounts by signing an annual agreement. SUMOTEXT provides its services to small businesses without contracts on a month-to-month basis and to Enterprise clients through annual contracts.

Partial Client List

Our diverse roster of clients include national retail and restaurant brands, professional sports venues and teams, radio stations, political campaigns, direct selling organizations, publishers, universities, school systems, mega-churches, chambers of commerce, non-profits, and local small businesses.

Our diverse roster of Enterprise clients include the Pepsi Bottling Group, L'Oreal USA, Baylor University, Neustar, Senator John McCain, Los Angeles Newspaper Group, New York Racing Association, French Culinary Institute, Tanger Outlet Malls, UFC Gyms, Maps.com, Thornton's Oil, Westside Rentals, Pyramid Foods, Worldwide Golf, Mobile Press Wire, and FAMSA.

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

The Company began developing a major new release of its service delivery platform in November 2008 and we began migrating clients to this new platform in February of 2010. As of May 31, 2010, the Company had moved all of its major short codes and clients to the new platform, although several short codes and many small business clients still remain on the original platform. The Company expects to complete this conversion process by July 16, 2010.

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

Material Agreements:

On or about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Timothy Miller, in his capacity as President of Atreides, LLC (“Atreides”), which was amended in February and March 2009, to clarify several of the provisions of the agreement. Timothy Miller is the Chief Executive Officer, President and Director of the Company.  Mr. Miller is also the sole officer and employee of Atreides, LLC.  Atreides does not have any clients which compete with the Company.  Currently, Atreides has no other clients besides the Company; however, Atreides has had other clients in the past and may have additional clients in the future. Mr. Miller performs services for the Company through Atreides instead of personally, because operating as a limited liability company affords Mr. Miller certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name. During the quarter ended May 31, 2010, the Company paid Atreides $30,900 for his services which included product management and operations.  During the year ending August 31, 2009, and during the year ending August 31, 2008, the Company paid Atreides $115,041 and $76,000, respectively, for managing the Company’s employees and operations which was recorded as selling, general and administrative expenses.  All work products created or enhanced through the Atreides agreement are owned by the Company.

The Company maintains a $2,000,000 key man life insurance policy on Timothy Miller.

On or about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Eric Woods in his capacity as President of DataMethodology, LLC (“DataMethodology”), which was amended in February 2009, to clarify several of the provisions of the agreement.  Eric Woods currently holds 7.7% of the Company’s Common Stock.  Mr. Woods is the sole officer and employee of DataMethodology, LLC.   DataMethodology does not have any clients which compete with the Company. Currently, DataMethodology has two (2) other clients besides the Company and those clients pay DataMethodology software licensing fees for applications previously developed by DataMethodology that are presently in use by those clients.  Mr. Woods performs services for the Company through DataMethodology instead of personally, because operating as a limited liability company affords Mr. Woods certain tax benefits, as well as increased liability protection, which he would not have if he performed services for the Company in his own personal name.  During the quarter ended May 31, 2010, the Company paid DataMethodology $30,000 for managing the Company’s application development efforts and technical infrastructure.  For the year ended August 31, 2009, and for the year ended August 31, 2008, the Company paid DataMethodology $124,200 and $82,015, respectively, for maintenance and upgrading software related issues which was recorded as a cost of revenue.  All work products created or enhanced through the DataMethodology agreement are owned by the Company.

On April 16, 2009, the Company’s President, Timothy Miller, who is also a shareholder, loaned the Company $100,000 which was to mature on April 15, 2010 with interest only payments due quarterly at 10% per annum.

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

Additional Business Operations Agreements:

On or around February 15, 2010, the Company entered into an agreement with Pepsi Bottling Group (“Pepsi”) to support a "Grow With Pepsi" cooperative marketing program designed to assist certain Pepsi-exclusive restaurant customers. As part of the "Grow with Pepsi" offering, the Pepsi Bottling Group selected SUMOTEXT to provide text message marketing services to Pepsi customers who elect to participate in the program. The Company cannot predict the financial impact of this agreement, the number of Pepsi customers that will choose to participate in the program, or the number of customers that will continue to pay the Company after the Pepsi-subsidized trial period has ended. However, the Company believes that if the program is successful, the results could significantly increase the number of the Company’s clients and as a result, the Company’s results of operations.

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

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Management is currently focused on attracting new working capital, retaining existing clients, enhancing our service delivery platform, and gaining new clients through general sales and marketing activities. The Company has been unwilling to accept terms and conditions tied to raising new capital in today's market conditions as we believe doing so would be unnecessarily dilutive to existing shareholders. Therefore, the Company has revised sales and marketing strategies to focus on a goal of reaching monthly operational profitability by January 1, 2011. To accomplish this goal, the Company has begun to reduce certain sales and marketing expenses, including head count. As a result, the Company may experience slowing or negative growth in the coming quarters, though management believes the Company will be able to continue to increase its revenues in spite of these expense reduction efforts. Despite the capitalization of the company and the challenges inherent with selling in a nascent industry, we believe more than ever that short codes will become the predominate method that marketers will use to identify, attract, and reward their most valued customers; as well build valuable customer profiles and collect customer feedback and comments in the future. We also believe that SMS via short codes will become the predominate method that business and organizational leaders use to streamline communications, provide emergency alerts, and increase attendance and participation from various groups of employees, stakeholders and volunteers.

Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include the following items, described below, which are reported and compared quarter-to-quarter.

Base Recurring Monthly Subscription Plan Fees

As of May 31, 2010, the Company had 604 clients that were scheduled for $107,538 in base recurring monthly subscription plan fees, which included approximately $10,000 in monthly fees to lease common short codes which the Company sometimes collects from its clients on behalf of the Common Short Code Administration (“CSCA”).  This represents an increase of $4,030 or 4% from base recurring monthly subscription plan fees of $103,508 for the quarter ended February 28, 2010 and an increase of $45,079 or 128% from base recurring monthly subscription plan fees of $47,079 for the quarter ended May 31, 2009.

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

As of May 31, 2010, the Company had 604 unique, paying clients at the end of the quarter. This represents a decrease of two net client additions when compared to the prior quarter ended February 28, 2010 and an increase of 204 net client additions or 51% when compared to the unique, paying clients as of the end of the quarter ended May 31, 2009.

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

During the quarter ending May 31, 2010, the Company had a monthly turnover rate of approximately 4% based on 606 existing clients at the end of the prior period, 113 new client enrollments during the period, and 92 total cancellations during the period. The remaining 23 accounts that were not included in this formula were not cancellations; however, they were consolidated from individual billing accounts into certain franchised brand's existing, cooperative billing accounts.

This 4% monthly turnover rate for the current quarter compares to the turnover rate of 4% for the previous quarter and 4% for the quarter ended May 31, 2009.

COMPARISON OF OPERATING RESULTS

FOR THE THREE MONTHS ENDED MAY 31, 2010, COMPARED TO THE THREE MONTHS ENDED MAY 31, 2009

Revenues increased $119,289 or 63% to $308,417 for the three months ended May 31, 2010, as compared to revenues of $189,128 for the three months ended May 31, 2009. The increase in revenues was principally due to the fact that the Company’s total number of clients increased by approximately 204 for the three months ended May 31, 2010, compared to the three months ended May 31, 2009.

Cost of revenues increased $5,964 or 7% to $90,909 for the three months ended May 31, 2010, as compared to cost of revenues of $84,945 for the three months ended May 31, 2009. This minimal increase in cost of revenues, despite the Company's much larger increase in client base over the same period, is principally attributable to  the highly scalable nature of our technical architecture, technical personnel, and support personnel, as well as the large volume of messages that the Company is currently committed to purchasing each month from the networks of wireless carriers that the Company is only beginning to fully utilize.

Gross margin increased $113,325 or 109% to $217,508 for the three months ended May 31, 2010, as compared to gross margin of $104,183 for the three months ended May 31, 2009.

Cost of revenues as a percentage of revenues were 30% for the three months ended May 31, 2010, compared to 45% for the three months ended May 31, 2009, a decrease in cost of revenues as a percentage of revenues of 15% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of sales was that we have a number of fixed costs associated with product development and our connections to wireless networks which are now shared over a broader client base.

Selling, general and administrative expenses ("G&A") increased $41,808 or 16% to $302,912 for the three months ended May 31, 2010, as compared to G&A expense of $261,104 for the three months ended May 31, 2009. The increase in G&A expense was principally attributable to our expanded staff, marketing efforts, commissions to sales representatives, and the expanded legal and accounting expenses associated with becoming a public company.

During the three months ended May 31, 2010, we incurred operating expenses of $330,814, compared to operating expenses of $275,217 incurred during the three months ended May 31, 2009, an increase of $55,597 or 20% from the prior period.  The increase in operating expenses is principally due to the increase in G&A expenses and a $13,667 increase in interest expense for the three months ended May 31, 2010, compared to the three months ended May 31, 2009 due mainly to the Consolidated Note and the Bova Note (defined below), which were not outstanding for the three months ended May 31, 2009.

We had an operating loss of $113,306 for the three months ended May 31, 2010, compared to an operating loss of $171,034 for the three months ended May 31, 2009, a decrease in operating loss of $57,728 or 34% from the prior period.

We had a net loss of $113,306 for the three months ended May 31, 2010, as compared to a net loss of $171,018 for the three months ended May 31, 2009, a decrease in net loss of $57,712 or 34% from the prior period.  The decrease in net loss was mainly due to the $119,289 increase in revenues, which was offset by the $5,964 increase in cost of revenues and the $55,597 increase in total operating expenses.

FOR THE NINE MONTHS ENDED MAY 31, 2010, COMPARED TO THE NINE MONTHS ENDED MAY 31, 2009

Revenues increased $444,490 or 103% to $876,320 for the nine months ended May 31, 2010, as compared to revenues of $431,830 for the nine months ended May 31, 2009. The increase in revenues was principally due to the fact that the Company has been steadily growing its customer base from period to period.

Cost of revenues increased $62,929 or 30% to $270,948 for the nine months ended May 31, 2010, as compared to cost of revenues of $208,019 for the nine months ended May 31, 2009. The increase in cost of revenues was principally attributable to the continued increase in capacity of our technical infrastructure and a continued increase in committed message volumes associated with our growing client subscriber base.

Gross margin increased $381,561 or 171% to $605,372 for the nine months ended May 31, 2010, as compared to gross margin of $223,811 for the nine months ended May 31, 2009.

Cost of revenues as a percentage of revenues were 31% for the nine months ended May 31, 2010, compared to 48% for the nine months ended May 31, 2009, a decrease in cost of revenues as a percentage of revenues of 17% from the prior period.  The main reason for the decrease in cost of revenues as a percentage of sales was that we have a number of fixed costs associated with product development and our connections to wireless networks which are now shared over a broader client base.

Selling, general and administrative expenses ("G&A") increased $121,932 or 17% to $857,065 for the nine months ended May 31, 2010, as compared to G&A expense of $735,133 for the nine months ended May 31, 2009. The increase in G&A expense was principally attributable to our expanded staff, marketing efforts, commissions to sales representatives, and the expanded legal and accounting expenses associated with becoming a public company.

During the nine months ended May 31, 2010, we incurred operating expenses of $928,196, compared to operating expenses of $774,828 incurred during the nine months ended May 31, 2009, an increase of $153,368 or 20% from the prior period.  The increase in operating expenses is principally due to the increase in G&A expenses and a $30,965 increase in interest expense for the nine months ended May 31, 2010, compared to the nine months ended May 31, 2009 due mainly to the Miller Notes, Consolidated Note and Bova Note (as defined below), which were not outstanding for the nine months ended May 31, 2009.

We had an operating loss of $322,824 for the nine months ended May 31, 2010, compared to an operating loss of $551,017 for the nine months ended May 31, 2009, a decrease in operating loss of $228,193 or 41% from the prior period.

We had a net loss of $322,824 for the nine months ended May 31, 2010, as compared to a net loss of $550,497 for the nine months ended May 31, 2009, a decrease in net loss of $227,673 or 41% from the prior period.  The decrease in net loss was mainly due to the $444,490 increase in revenues, which was offset by the $62,929 increase in cost of revenues and the $153,368 increase in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2010, we had total current assets of $164,749, consisting of cash of $111,018, accounts receivable of $42,231 and prepaid assets of $11,500.  We had total assets of $303,539 consisting of $164,749 of current assets and $138,790 of property and equipment, net of accumulated depreciation.

We had total liabilities of $790,239, consisting of current liabilities of $226,416, which included accounts payable and accrued liabilities of $31,427, accrued expenses of $10,491, deferred revenue of $59,498, and the notes payable described below of $125,000 relating to the November 30, 2009, Miller Note, described below, which bears interest at the rate of 10% per annum and matures in 2010, and long term debt of $563,823 relating to $160,000 from the Stevenson Note which does not bear interest or have a stated maturity date and $275,000 evidenced by the Consolidated Note, described below and $150,000 evidenced by the Bova Note, described below.

We had a working capital deficit of $61,667 as of May 31, 2010, compared to a working capital deficit of $363,982 at August 31, 2009.

We had a total accumulated deficit of $1,557,754 as of May 31, 2010.

We had net cash used in operating activities of $291,894 for the nine months ended May 31, 2010, which was mainly due to $322,824 of net loss and $11,500 of increases in prepaid expenses, offset by $38,933 of depreciation and amortization and $16,178 of increase in deferred revenue.

We had $2,171 of net cash used in investing activities for the nine months ended May 31, 2010, which represented purchase of property and equipment.

We had $275,000 of net cash provided by financing activities for the nine months ended May 31, 2010, which mainly reflected proceeds from $125,000 borrowed from Mr. Miller in November 2009 and $150,000 borrowed from Mr. Bova, as described below.

In June 2007, the Company borrowed $160,000 from Jim Stevenson through a promissory note (the “Stevenson Note”).  Mr. Stevenson is a shareholder of the Company.   The promissory note bears no interest and has no collateral and is due and payable upon (1) the sale of the Company’s business or the liquidation of a majority of its assets or (2) the Company reaching “a level of profitability” and a majority of the Company’s shareholders voting to repay the note before the sale of the Company or the liquidation of its assets.   The $160,000 loan remained outstanding as of May 31, 2010 and is due in priority behind the Bova Note and the notes payable to Mr. Miller (as provided below).

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

As of May 31, 2010, the Company estimates that its current total monthly expenses are approximately $140,000. With current base monthly subscription plan fees of $107,000, combined with overage (additional usage) charges to existing accounts, and new account set-up fees with their associated additional base monthly subscription fees, the Company estimates that its current negative monthly cash flow is approximately $27,000. The Company estimates the need for approximately $350,000 of additional funding during the next 12 months to continue its business operations and an additional $650,000 to expand its operations, which does not include funds the Company will require to repay the Stevenson Note, Consolidated Note and Bova Note.

If we are unable to raise adequate working capital for fiscal 2010 and beyond, we will be restricted in the implementation of our business plan.  We estimate that we can continue to operate through approximately August 31, 2010 with our cash on hand if no additional funding is raised.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 31, 2010, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant of the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the exchange Act.  Based upon that evaluation, the Chief Executive Officer concluded that the Company's Disclosure controls and procedures were effective, as of the date of his evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended May 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

WE CURRENTLY GENERATE LIMITED REVENUES AND HAVE NOT GENERATED A PROFIT SINCE INCEPTION.

The Company generated revenues of $308,417 for the three months ended May 31, 2010 and $876,320 for the nine months ended May 31, 2010, $608,610 for the year ended August 31, 2009 and $83,477 for the year ended August 31, 2008, had a net loss of $113,306 for the three months ended May 31, 2010 and $322,824 for the nine months ended May 31, 2010, and had a net loss of $725,571 for the year ended August 31, 2009 and $486,645 for the year ended August 31, 2008, and has not generated a profit since its inception in June 2007.  We make no assurances that we will be able to generate substantial revenues in the future and/or that we will be able to gain clients in the future to build our business to the point that we generate a net profit.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had an accumulated deficit of $1,557,754 and working capital of $61,667 as of May 31, 2010, a net loss of $113,306 for the three months ended May 31, 2010, a net loss of $322,824 for the nine months ended May 31, 2010, a net loss of $725,571 for the year ended August 31, 2009 and a net loss of $486,645 for the year ended August 31, 2008.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or obtain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

The Company commercially launched its service on January 8, 2008.  As of May 31, 2010, the Company serviced 604 unique, revenue generating clients.  However, the Company does not enter into contracts with its small business clients and/or only enters into month-to-month contracts as is the usual business practice in the Company’s industry.  As a result, approximately 45 percent of the Company’s revenue is currently derived from clients who could cancel or terminate their relationships with the Company without any significant notice at any time for any reason.  Consequently, the Company’s revenues could decrease or decline significantly and the Company could be forced to curtail or abandon its business operations, which could cause any investment in the Company to become worthless.

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

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock authorized. As of July 1, 2010, we had 7,779,806 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders.  As a result, the issuance of shares of common stock may cause the value of our securities to decrease and/or become worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Software Development and Consulting Agreement with Atreides, LLC

10.2(1)	Software Development and Consulting Agreement with DataMethodology, LLC

10.3(2)	First Amendment to Software Development and Consulting Agreement with Atreides, LLC

10.4(2)	First Amendment to Software Development and Consulting Agreement with DataMethodology, LLC

10.5(3)	Second Amendment to Software Development and Consulting Agreement with Atreides, LLC
10.6(4)	Promissory Note with Timothy Miller - $100,000 -- April 16, 2009

10.7(6)	Promissory Note with Timothy Miller - $50,000 -- July 2, 2009

10.8(6)	Promissory Note with Timothy Miller - $50,000 – August 3, 2009

10.9(6)	Promissory Note with Timothy Miller - $75,000 – August 28, 2009

10.10(7)	Promissory Note with Timothy Miller - $125,000 – November 30, 2009

10.11(8)	Amended and Restated Promissory Note with Steven Bova – February 17, 2010

10.12(8)	Amended and Restated Promissory Note with Timothy Miller – February 17, 2010

16.1(5)	Letter from Malone & Bailey, PC

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

(7) Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 28, 2010, filed with the Commission on April 15, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMOTEXT INCORPORATED

Date: July 1, 2010	By: /s/ Timothy Miller
Timothy Miller
Chief Executive Officer (Principal Executive Officer) and Principal Accounting Officer (Principal Financial Officer)