Form 10-K
period 2010-08-31
SUMOTEXT, inc.
filed 2010-12-14
CIK 1452476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 333-156934

SEBRING SOFTWARE, INC.
(Name of registrant in its charter)

SUMOTEXT INCORPORATED
(Former name of registrant in its charter)

Nevada	7372	26-0319491
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial Classification	Identification No.)
organization)	Code Number)

1400 Cattlemen Rd, Suite D
Sarasota,  Florida 34232
(Address of principal executive offices)

2100 Riverdale, Suite 200
Little Rock, Arkansas, 72202
 (Address of former principal executive offices)

(941) 377-0715
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K  contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ] No [  ].

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

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of February 28, 2010, the end of the issuer’s most recently completed second fiscal quarter, was approximately $6,895,000.

As of December 10, 2010, the registrant had 34,930,514 shares of common stock, $0.0001 par value per share, outstanding (which number includes 18,729,098 shares issuable in connection with the Exchange (described below), which have not been physically issued to date).

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	54

SIGNATURES	56

PART I

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-K, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact contained in this Periodic Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should,” or the negative of these terms or other comparable terminology.  Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as expressly required by law.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-K “we”, the “Company,” “us” or “Sebring”, refer to Sebring Software, Inc., formerly Sumotext Incorporated.  References in this Form 10-K, unless another date is stated are to August 31, 2010.

ITEM 1. BUSINESS

History

The Company was incorporated in Arkansas on June 8, 2007 as Reminderbox, Inc.  The Company began selling its services to clients on January 8, 2008 under the brand name SUMOTEXT Incorporated. On September 10, 2008, the Company converted into a Nevada corporation and contemporaneously changed its name to SUMOTEXT Incorporated.   As disclosed below, the Company has subsequently changed its name to Sebring Software, Inc.

On or about June 30, 2008, the Company’s shareholders approved a 16,740:1 forward stock split of our issued and outstanding shares of common stock (the “June 2008 Forward Split”), with an effective date of June 30, 2008.

On August 25, 2010, the Board of Directors (the “Board”) of the Company, consented to and approved an eleven-for-one forward split of the Company’s issued and outstanding shares of common stock (the “August 2010 Forward Split” and together with the June 2008 Forward Split, the “Forward Splits”).  In connection with the August 2010 Forward Split, the authorized common stock of the Company was increased from 100,000,000 shares to 1,100,000,000 shares of common stock.  There were no changes to the number of authorized shares of the Company’s preferred stock, or the par value of the common or preferred stock.  The August 2010 Forward Split became effective on September 15, 2010 (the “Effective Date”) with the Secretary of State of Nevada and on September 27, 2010 with FINRA.

The effects of the Forward Splits are retroactively reflected throughout this report, unless otherwise noted.

On October 28, 2010, shareholders of the Company holding a majority of the issued and outstanding shares of capital stock of the Company, by written consent, approved an amendment to the Company’s Articles of Incorporation to change the Company’s name from “Sumotext Incorporated” to “Sebring Software, Inc.”  The amendment was filed with the Nevada Secretary of State on October 29, 2010.  The amendment has been affected in the marketplace by FINRA, however, the Company did not provide the non-consenting shareholders the required notice and documentation of the proposed name change pursuant to Regulation 14C of the Securities Exchange Act of 1934, as amended.  As such, the Company plans to file a Schedule 14C filing with the Commission and take appropriate action pursuant to Regulation 14C moving forward, to properly affect such name change provided that the Company has already discontinued to use the corporate name “Sumotext Incorporated” and affected a name change to “Sebring Software, Inc.”

The Company’s Prior Operations:

During the period of this report and prior to October 25, 2010, and the effective date of the Exchange (described and defined below), the Company operated as a short code application provider that enabled businesses and organizations to instantly launch product offers, promotions, and time-sensitive alerts into the mobile channel via text messaging.

The Company’s software service enabled marketers to fully control keywords on short codes and configure highly interactive campaigns and message flows that identify, attract, profile, and reward customers.

The Company’s system was designed to ensure that its client’s campaigns remain ‘real-time’ compliant with the FTC's CAN-SPAM Act, the Mobile Marketing Association's Code of Conduct, and the most stringent of all Operational Playbooks published by any wireless carrier.

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

The Company commercially launched its service on January 8, 2008 and maintained a diverse roster of clients including national retail and restaurant brands, professional sports venues and teams, radio stations, political campaigns, direct selling organizations, publishers, universities, school systems, mega-churches, chambers, non-profits, and local small businesses.

Subscription Revenues

During the period covered by this report and prior to the date of the Exchange, the Company derived substantially all of its revenue from fees associated with its monthly subscription services.  The Company’s typical subscription was a monthly contract, although terms range up to 12 months. The Company billed a majority of its customers on a monthly basis through their credit cards and bank accounts.

Intellectual Property

Prior to the date of the Exchange, the Company owned the rights to the registered internet domain names “www.textmarketing.com” and “www.sumotext.com,” which contain information that the Company does not desire to be incorporated by reference herein.

Employees

Prior to the date of the Spin-Off, and as of August 31, 2010, the Company had eight (8) full-time employees, including six (6) employees at its then primary office located in Little Rock, Arkansas.  Subsequent to the Spin-Off and as a result of the Exchange, the Company has a total of three employees.

Material Agreements:

The following material agreements affected the Company’s pre-Exchange operations, and have since been spun-off and no longer affect the Company subsequent to the Exchange.

On our about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Timothy Miller, the then President of the Company, in his capacity as President of Atreides, LLC (“Atreides”), which was amended in February and March 2009, to clarify several of the provisions of the agreement. Timothy Miller is the former Chief Executive Officer, President and Director of the Company.   Mr. Miller is also the sole officer and employee of Atreides.   During the year ending August 31, 2010, and during the year ending August 31, 2009, the Company paid Atreides $127,822 and $115,041 respectively, for managing and training the Company’s sales representatives which was recorded as selling, general and administrative expenses.

On or about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Eric Woods in his capacity as President of DataMethodology, LLC (“DataMethodology”), which was amended in February 2009, to clarify several of the provisions of the agreement.  Eric Woods previously held approximately 7.7% of the Company’s outstanding Common Stock at the time of the parties entry into the Software Development and Consulting Agreement.  Mr. Woods is the sole officer and employee of DataMethodology, LLC.   For the year ended August 31, 2010, and for the year ended August 31, 2009, the Company paid DataMethodology $127,020 and $124,200, respectively, for maintenance and upgrading software related issues which was recorded as a cost of revenue.

On April 16, 2009, the Company’s then President, Timothy Miller, who was also a shareholder, loaned the Company $100,000 which was to mature on April 15, 2010 with interest only payments due quarterly at 10% per annum.

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

Effective February 17, 2010, the Company entered into an Amended and Restated Promissory Note with Mr. Miller (which amended and restated a previous promissory note which also had an effective date of February 17, 2010 (the “Consolidated Note”).  The Consolidated Note which had a principal amount of $275,000, amended and replaced the April 16, 2009, July 1, 2009, August 3, 2009 and August 27, 2009 promissory notes between the Company and Mr. Miller.  The Consolidated Note accrues interest at the rate of 8% per annum, with all principal and accrued interest due on the due date of February 17, 2012.  The repayment of the Consolidated Note was senior to all of the Company’s other outstanding obligations other than the Bova Note (defined below).  In connection with Mr. Miller agreeing to the terms and conditions of the Consolidated Note, the Company agreed to grant Mr. Miller warrants to purchase 6,050,000 shares of the Company’s common stock at an exercise price of $0.0455 per share, which warrants vested immediately and were to expire on February 17, 2012 (the “Miller Warrants”).

Effective November 30, 2009, Mr. Miller loaned the Company an additional $125,000 which was to mature on December 1, 2010, with interest only payments due quarterly at 10% per annum.

Effective February 17, 2010, the Company entered into an Amended and Restated Promissory Note with Steve Bova, an individual, and an accredited investor (which amended and restated a previous promissory note which also had an effective date of February 17, 2010 (the “Bova Note”).  The Bova Note had a principal amount of $150,000, which represented amounts loaned to the Company by Mr. Bova.  The Bova Note accrues interest at the rate of 8% per annum, with all principal and accrued interest due on the due date of February 17, 2012.  The repayment of the Bova Note was senior to all of the Company’s other outstanding obligations.  In connection with Mr. Bova agreeing to the terms and conditions of the Bova Note, the Company agreed to grant Mr. Bova warrants to purchase 3,300,000 shares of the Company’s common stock at an exercise price of $0.0455 per share, which warrants vested immediately and were to expire on February 17, 2012 (the “Bova Warrants”).

In March 2010, the Company entered into a $6,000 per month consulting agreement with the Clark Bova Group, LLC (the “Bova Agreement”).  Mr. Bova is partner at the Clark Bova Group, LLC.  Under the terms of this agreement, the Clark Bova Group, LLC agreed to provide the Company management oversight, strategic consulting, and corporate finance advisory services for the period of one year. The agreement provided the Company specific deliverables and work products produced by multiple named individuals. The Company can terminate this agreement at any time with 90 days prior notice.  The parties mutually agreed to terminate this agreement in June 2010 after total payments of $18,000.

In connection with and pursuant to the terms of the Spin-Off (described below) all of the Company’s pre-Exchange (also defined below) assets, operations, liabilities and warrants were spun-off to Sumotext Corporation, a private Nevada corporation then solely owned by Timothy Miller, our former President and Director and James Stevenson (a former shareholder of the Company).  As a result, the Consolidated Note, November 2009 note owed to Mr. Miller, the Miller Warrants, Bova Warrants and Cooper Warrants (as defined below), as well as the Company’s assets including the Atreides and DataMethodology agreements and Bova Agreement agreements were assumed by Sumotext Corporation, and are no longer owned by, held by or represent liabilities of the Company as of October 25, 2010.

Recent Change Of Control and Change Of Business Focus:

On September 17, 2010, the Company consummated a Securities Purchase Agreement (the “Purchase Agreement”) with Timothy Miller, Jim Stevenson, Doug Cooper, Joe Miller, the brother of Timothy Miller, and Eric Woods, all then greater than 5% shareholders of the Company (the “Selling Shareholders”) and Sebring Software LLC, a Florida limited liability company (“Sebring”), pursuant to which the Selling Shareholders sold 69,376,450 shares (the “Shares”) of the Company’s common stock to Sebring in exchange for $286,147 or $0.004125 per share (the “Purchase Price”).  The Shares represented approximately 81.1% of the issued and outstanding shares of the Company.  Mr. Timothy Miller is one of the Selling Shareholders and, at the time the Purchase Agreement was executed, was the President and sole Director of the Company. Additionally, certain other shareholders of the Company, including Eric Woods, Jim Stevenson and Sharon Miller, Timothy Miller’s Mother, who were then greater than 5% shareholders of the Company also agreed to sell an aggregate of 15,475,416 shares of the Company’s common stock to unaffiliated third parties in private transactions in consideration for an aggregate of $63,830 or $0.004125 per share.

Galileo Asset Management loaned the funds to Sebring to acquire the Shares pursuant to the terms of a secured convertible debt agreement.

Pursuant to the terms of the Purchase Agreement, effective September 23, 2010, Leif Andersen was appointed as a Director of the Company.

On October 18, 2010, Matthew Lozeau resigned his position as the Company’s secretary.

On October 25, 2010, Timothy Miller resigned as the President and Chief Executive Officer of the Company and Mr. Andersen was appointed to serve as the President and Chief Executive Officer of the Company.  Following Mr. Andersen’s appointment as President and Chief Executive Officer of the Company, Timothy Miller resigned as a Director of the Company, leaving Mr. Andersen as the sole officer and Director of the Company.

On October 25, 2010, pursuant to the terms of an Exchange and Reorganization Agreement between the Company, Sebring, Thor Nor, LLC, which is controlled by Leif Andersen (“Mr. Andersen”), Asbjorn Melo (“Mr. Melo”) and Lester Petracca (“Mr. Petracca” and, together with Mr. Melo and Mr. Andersen, the “Sebring Members”), the Company acquired all of the membership interests of Sebring in exchange for 18,729,098 shares of the Company’s common stock and the assumption of all of Sebring’s then liabilities (the “Exchange” and the “Exchange Shares”).  The liabilities assumed by the Company include an aggregate of $1,885,638 in convertible promissory notes (the “Convertible Notes”), an aggregate of $1,170,718 owed to Mr. Petracca, as described below and an aggregate of $165,000 in the form of non-convertible notes, among other liabilities.  As a result of the Exchange, Mr. Andersen, the sole officer and Director of the Company, through Thor Nor, LLC, a limited liability company controlled by Mr. Andersen, is also the beneficial owner of approximately 20.85% of the issued and outstanding capital stock of the Company.  As a result of the Exchange, the Company acquired all of the assets and liabilities of Sebring, including Sebring’s Management Employment Agreement with Mr. Andersen (as described in greater detail below under “Employment Agreement” and the rights to the License Agreement (described below under “Overview”).

Included in the Convertible Notes are notes issued to Thor Nor, LLC, a limited liability company controlled by Mr. Andersen, in the principal amount of $275,638.  Each Convertible Note bears interest at the rate of 12% per annum and is due and payable in March 2011(except for $100,000 notes which are already past due).  Upon an event of default as provided in the Convertible Notes, accrued and unpaid interest thereon is payable quarterly in cash or stock (as provided below).  The Convertible Notes provide the holders thereof the right, beginning on the seventh full month following the closing of the Exchange (i.e., May 2011)(the “Conversion Date”) to receive 1/6th of the principal amount of such Convertible Note (the “Conversion Amount”) in cash or shares of stock based on the Conversion Price.  The “Conversion Price” is equal to the lesser of a price per share of (a) 75% of the price per share paid by investors in any equity financing(s) which occur after the date of the Convertible Note in which the gross proceeds received by the Company meet or exceed $4,000,000; or (b) $1.72.  The Convertible Notes may be prepaid in full or in part at any time without penalty.  In the event the Convertible Notes are not paid within five days after notice of such default is given by the holder thereof, all principal and accrued interest due thereunder shall become immediately due and payable.  Assuming the full conversion of the Convertible Notes at the current Conversion Price of $1.72 per share, such Convertible Notes will convert into an aggregate of 1,096,301 shares of our common stock.

Each Convertible Note holder also has certain rights to warrants in connection with the Convertible Notes.  Specifically, in the event such Convertible Note holder converts all or part of the Convertible Note they hold into shares of our common stock, they will receive warrants to purchase a number of shares of common stock equal to the total number of shares received in connection with such conversion.  In the event they choose not to convert the Convertible Notes, they will receive warrants to purchase 25% of the total number of shares of common stock of the Company as they would have received upon full conversion of the Convertible Notes.  Additionally, for each month after an event of default under the Convertible Notes has occurred and is not cured, they will receive warrants to purchase a number of shares equal to the total number of shares they would have received in connection with a full conversion of the Convertible Notes (the “Total Warrants”)(provided that the warrants issued for such damages are capped at three times the amount of Total Warrants).  Additionally, in the event the Company fails to register the shares issuable in connection with the exercise of the warrants by June 1, 2011, the Convertible Note holders will receive additional warrants to purchase such number of shares of the Company’s common stock that equals 2% of the Total Warrants for each full month that the Company fails to register such underlying shares, which damages are capped at warrants in an amount equal to 10% of the Total Warrants.  The warrants described above have an exercise price of 110% of the Conversion Price of the Convertible Notes (currently $1.89), and a five year term.  Finally, the Company provided the Convertible Note holders piggy-back registration rights in connection with the shares of common stock issuable upon exercise of the warrants described above.

The Company also assumed Sebring’s obligations under the terms of a Settlement Agreement dated as of October 1, 2010 by and between Sebring LLC and Mr. Petracca (the “Settlement Agreement”), which settled certain amounts payable by Sebring to Mr. Petracca and required Mr. Petracca to dismiss a lawsuit previously filed against Sebring regarding the payment of such outstanding amounts payable, together with a promissory note in the principal amount of $1,170,718 issued to Mr. Petracca dated as of October 1, 2010 in connection therewith (the “Petracca Note”).  The Petracca Note bears interest at the rate of 12% per annum, provided that if an event of default occurs under the note, the Petracca Note bears interest at the rate of 20% per annum.  The Company is required to pay Mr. Petracca 1/3 of the outstanding and accrued interest due under the Petracca Note every 120 days (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), with the entire amount of the note payable by or before January 24, 2012.  Additionally, for each 120 days that the Petracca Note is issued and outstanding, the Company agreed to issue Mr. Petracca 1% of the issued and outstanding common stock of the Company (approximately 349,305 shares based on the current number of shares outstanding). The Petracca Note is secured by a security interest in substantially all of Sebring’s assets (the “Petracca Security Agreement”).  Pursuant to the Petracca Security Agreement, we agreed to pay Mr. Petracca 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Petracca Note. Mr. Petracca, as a result of the Exchange, is the beneficial owner of approximately 15.1% of the Company’s issued and outstanding capital stock.

Pursuant to the terms of the Exchange, Sebring LLC caused the Company to cancel the 69,376,450 shares of the Company’s common stock acquired in connection with the Purchase Agreement, described above, which shares were cancelled effective October 29, 2010.  As a result of the Exchange and cancellation, Thor Nor LLC (which is controlled by Mr. Andersen), Lester Petracca and Asbjorn Melo acquired 12,486,065, 4,994,427 and 1,248,607 shares of the Company’s common stock, respectively, representing approximately 36%, 14% and 4% of the issued and outstanding shares of the Company’s common stock, respectively (in all cases including the Collateral Shares described below and not including any other convertible securities which they hold)(the Exchange Shares have not been physically issued to date, but have been included in the number of issued and outstanding shares disclosed throughout this report).   Sebring previously held 7,491,639 shares of the Company’s common stock for the benefit of the Sebring Members (the “Collateral Shares”), which have already been included in the totals above, which shares were released upon our payment of a promissory note issued by Sebring to Die CON AG in the principal amount of $100,000 (the “Redemption Note”).

The Company also entered into a Spin-Off Agreement with Timothy Miller and Jim Stevenson that became effective on October 25, 2010, whereby Mr. Miller and Mr. Stevenson, through Sumotext Corporation, a newly formed Nevada corporation, which was owned solely by Mr. Miller and Mr. Stevenson and had no affiliation with the Company, acquired all of the pre-Exchange assets, liabilities and outstanding convertible securities of the Company existing as of September 17, 2010 (the “Spin-Off”).  Additionally, in connection with the Spin-Off of all of the Company’s pre-Exchange assets, operations, liabilities and warrants were spun-off to Sumotext Corporation, a private Nevada corporation then solely owned by Timothy Miller, our former President and Director and James Stevenson (a former shareholder of the Company) and Sebring’s assets, liabilities and operations became the sole assets, liabilities and operations of the Company effective October 25, 2010, and the Company’s business focus changed to that of Sebring.

Post-Exchange and Spin-Off Operations:

As a result of the Exchange and the Spin-Off, and effective as of October 25, 2010, the Company’s prior assets, liabilities and operations relating to the Company’s operations as a short-code application provider were transferred and spun-off to Mr. Miller and Mr. Stevenson (as discussed above) and moving forward, the Company’s sole assets will be those owned by Sebring (acquired in the Exchange), and the Company’s sole operations will be conducted through Sebring, which operations are described in greater detail below.  The assets and operations of the Company’s prior short-code application provider services are reflected in the audited financial statements of the Company as of August 31, 2010 and 2009, attached hereto, as the Exchange did not close until October 25, 2010, subsequent to the end of the Company’s fiscal year.  The Company’s Quarterly Report on Form 10-Q for the periods ended November 30, 2010 and 2009 will contain information regarding the operations of Sebring and the Company plans to file audited and pro forma information relating to the acquisition of Sebring as an amendment to its Form 8-K filed with the Commission on October 29, 2010.

Sebring History

Sebring was formed in 2006 as a Florida limited liability company. Initially known as Riacom, LLC, Sebring subsequently changed its name to Sebring Software, LLC on January 22, 2007. The company has never had any subsidiaries or been known by any other names.  Sebring operates a website at www.sebringsoft.com, which includes information we do not desire to incorporate by reference herein.

Overview

The Company, through Sebring, has rights, pursuant to the License Agreement (described below), to become a reseller of a product which enables enterprises to apply rich internet application (“RIA”) technology to the wealth of existing (legacy) applications to help deliver a maximum on "return on assets."

The Company’s  focus is to act as a unique integration tool that interconnects business applications through a flexible user interface creating a composite application that simplifies business processes and allows users access through single sign-on, role-based security.

Sebring was founded in 2006 to pursue specific markets like the automotive, aerospace, manufacturing and health care industries with the above described product.  The Company plans to pursue those markets and is looking to market this solution in North and South America commencing in the 1st quarter of 2011.

The product is called eCenter and was developed by ECS GmbH in Germany. The Company believes that it is an ideal solution for its unsurpassed scope, universal compatibility, flexible user interface, and the smooth integration and improved mobilization of software assets that it delivers.  eCenter is a rich internet application (RIA) software that offers an inexpensive and more secure program consolidation solution.  The program integrates various widely used applications -- such as SAP, PeopleSoft and Siemens PL -- and legacy software within an organization to seamlessly connect all existing programs into a single user interface.

Sebring is a party to a license agreement with Engineering Consulting and Solutions GmbH (“ECS”) that permits the Company, through Sebring, to market eCenter and its eCenter-icm2 products as a reseller in North and South America, subject to the Company making a payment of $150,000 to ECS, which was due and payable by December 1, 2010, and has not been paid to date (the “Advance Payment” and the “License Agreement”).  Assuming the Advance Payment is made (which Advance Payment is treated as an advance against Royalties) and Sebring obtains rights to the License, the Company is required to pay ECS as a royalty, 50% of the amount generated by Sebring as a result of the sale of products under the License Agreement (the “Royalties”).

Under the terms of the License Agreement with ECS, the Company will, through Sebring, assuming payment of the Advance Payment (which has not been paid to date), receive a non-exclusive right to market and sell ECS’ eCenter products in North America (the “License”).  The License Agreement remains in effect (assuming the Advance Payment is made by the date provided above) until and unless there is a breach of the agreement by either party, or any patents on the technology licensed pursuant to the License expire, subject to Sebring’s right to terminate the License at any time with one month’s prior notice to ECS.  Furthermore, ECS has the right to terminate the License if the Royalties under the License do not reach a minimum of $150,000 in the first year of the License and $250,000 in the second year of the License; provided that if within eighteen (18) months of the effective date of the License, Sebring (or the Company on its behalf) fails to satisfy its obligations under its outstanding promissory notes, ECS has the right to terminate the License Agreement and therefore the License by providing written notice of such termination to Sebring.  Additionally, if at any time during the term of the License, ECS shall make any further improvements on the technology licensed in connection with the License, Sebring has the right to include such improvements under the License provided that it pays ECS the Royalties in connection with the sale of such improvements.

The Industry

In North America there are approximately 47,300 corporations with more than 500 employees each (Bureau of Labor Statistics, 2006) just within the manufacturing sector alone. These are within Sebring LLC’s target market segment. According to the Gartner Group (a leading manufacturing industry watch group) up to 80% of all "Internet enabled" applications will use RIA technology within the next few years.

In addition, there are 9,100 main offices in banking, and they have 72,000 branches. In the insurance industry, there are 1,023 underwriting companies and 975 major carriers. These businesses combined with state and local government agencies are viable customers for the Company (US Dept. of Commerce).

According to two 2009 reports by Forrester Research, Inc. ("The State of Enterprise Software: 2009" and "The State of SMB Software: 2009"), of more than 2,200 IT executives and technology decision-makers in North America and Europe, “Modernizing key legacy applications is the top software initiative for businesses this year.”  Costs of operating large legacy applications makes businesses unsustainable, results from the survey show that firms are seeking efficient ways to modernize.

Customers

Our target customers are all companies and organizations with the need to easily distribute their company’s data to mobilize their employees, potential clients and suppliers. These companies are running core applications on mainframe and midrange systems with external relationships (customers, suppliers or other business partners). The potential client industries include: automotive, aerospace and defense, health care, manufacturing, financial institutions, insurance companies, the public sector, retail and service providers.  Typical customers of the eCenter/icm2 products will be medium and large companies that are in need of process integration.

All are similar in the fact that they are running multiple business applications in order to perform day-to-day business tasks.  The large number of diverse applications used by customers creates a highly complex and interactive environment.  Customer’s plans to connect with their customers, suppliers and employees are necessary using internet strategies (e.g., business-to-business (B2B) and business-to-consumer (B2C)).  Also included are those companies looking for additional Client/Server infrastructure.

Our customer’s goal is to improve processes and make available the appropriate information in the corporation.  The Company believes that its software helps unlock the potential in a customer’s current systems and data and lets it flow into a creation of value in their current process of operation and life cycle. This is Sebring’s area of expertise and where we concentrate our efforts; technical as well as organizational know how.

Solutions and services are offered for EDM (Engineering Data Management), PLM (Product Life Cycle Management) as well as EAI (Enterprise Application Integration) and MDM (Master Data Management).

eCenter has extensive competence in integrating the following systems:

•	Agile PLM;
•	BEA WebLogic;
•	IBM WebSphere;
•	Matrix10;
•	mySAP PLM;
•	ORACLE;
•	SAP NetWeaver;
•	Enterprise and Engineering Teamcenter;
•	Windshill; as well as
•	In programming with Java, XML, C, C++, PHP, Perl and Python.

Currently, the Company, through Sebring, has outstanding North American bids to Endries International, Inc., Hitachi Truck and Saturn Engineering & Electronics for integration between their Enterprise Resource Planning (ERP) systems and International Material Data Sheets (IMDS) using our product eCenter/icm2.

Our Products and Services

The Company plans to offer one desktop solution for complex connections to multiple software’s and software applications such as various departments, vendors and customers.  This approach simplifies a user’s day to day routine by offering a single format work station.  The user will access any company software via one window much like Microsoft Outlook links e-mail, contacts, tasks and so forth.  We believe that this software may eliminate the need to train employees in a variety of applications.

The solution that the Company plans to offer has been developed and is used primarily in Europe, but also in other parts of the world.  The product presently has functional adapters to SAP, Oracle and several other enterprise software platforms.  The product is adaptable to any industry, and we believe can be supplied at a fraction of the cost of any existing server based system presently on the market.  In addition, the product is highly adaptable in the event a customer acquires another business with its own unique software.  This flexibility allows data to be integrated seamlessly into the customer’s established format without converting the customer’s existing software.

The product suite that the Company plans to offer enables customers to create a single point of operation or a role based user interface connecting several applications over the Intranet as well as the Internet.  The Company will make the connection between remote users and centralized applications via Intranet and Internet. The Company’s solution can be roughly summarized as a three- tiered architecture:

1.	Encapsulates business functions into standardized interfaces at the back end;

2.	Integrates diverse applications in the middle tier; and

3.	Results in an intuitive user interface, like a dashboard, for the user at the front end.

Thus, the Company plans to help generate a true end-to-end solution with one desktop user interface.

Competition

Canoo (CH), Laszlo (US), JackBe (US) and Corizon are players in the same market segment. However, they are all focusing on the front end presentation and new applications. We believe that Sebring does more; Sebring adds the back end with legacy applications.

Enterprise Application Integration (EAI) vendors (i.e., Oracle Fusion, BEA (an Oracle company), SeeBeyond (a Sun company) and WebMethods (a Software AG company)) are indirect competitors. Their focus is generally on the back end, supporting the automated communication between applications, not desktop integration.

Business Intelligence companies such as Cognos, Business Objects and Informatica retrieve data from disparate systems for reporting and analysis purposes only.  Data cannot be inputed using these systems, whereas the Company’s software will allow a single access, which populates all related applications as well as an integrated reporting product.

Strategy

By leveraging reference projects with international manufacturing companies, the Company, through Sebring, believes it will be able to enter the market within a short timeframe after the payment of the Advance Payment to ECS. We believe that we will be in a position to quickly establish a marketing group which will enable the Company’s entry into additional industry segments with similar business processes as the Company’s current eCenter-icm2 product in the automotive industry. Due to the generic nature of our software which we have the right to license, we  believe that we will also have access to several synergistic markets.

The Company’s management has numerous contacts within our target industries.

Suppliers

We are not dependent on any significant product or service from third parties.  We are currently basing our planned rollout of the software which we have the right to license, on future planned alliances with strategic partners for the automotive and other vertical markets.

Research and Development

Continuous research and development will help the Company stay relevant and grow.  We plan to allocate approximately $400,000 to research and development in 2011 funding permitting, which we hope will allow us to increase the library of connectors that the software we have the right to license, uses. By expanding its offering and enhancing its features the Company will continue to look for better and more efficient ways to provide consumers affordable ways to integrate their software systems.

Intellectual Property

Licenses

Through Sebring, we have entered into a License Agreement with ECS to be a non-exclusive reseller of ECS’s eCenter software, as described in greater detail above, which License is not effective until and unless we pay ECS $150,000.

Copyrights

Although the Company does not hold registered copyrights, the Company does claim copyright protection on all text and graphics used in conjunction with its published digital media (e.g., its website) and published printed promotional materials as stated generally in Title 17 of the United States Code, Circular 92, Chapter 1, Section 102.

We plan to apply for additional patents, copyrights and trademarks as applicable necessary or desirable in the evolution of our business.

Regulatory Matters

Our operations are not currently subject to any governmental regulations specific to the software integration industry.

Employees

We currently have a total of three employees. Our employees are not party to any collective bargaining agreement. We believe our relations with our employees are good.

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

WE HAVE FUTURE CAPITAL NEEDS, INCLUDING, BUT NOT LIMITED TO $1,885,638 WHICH WE OWE UNDER CONVERTIBLE PROMISSORY NOTES, $165,000 WHICH WE OWE UNDER NON-CONVERTIBLE NOTES, $1,170,718 WHICH WE OWE UNDER THE PETRACCA NOTE, AND $150,000 WHICH WE OWE TO ECS IN CONNECTION WITH THE LICENSE, AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

We have generated limited revenues to date and anticipate the need for approximately $400,000 of additional funding to continue our business operations for the next 12 months and an additional $2,000,000 to significantly expand our operations, of which there can be no assurance we will be able to raise, not including amounts we owe to repay our current liabilities.  We will also require $1,885,638 to repay Convertible Notes assumed by us in the Exchange (payable in March 2011)(except for $100,000 notes which are already past due), with interest at the rate of 12% per annum which are due and payable beginning on May 2011 and continuing thereafter, to receive 1/6th of the principal amount of such Convertible Notes in cash or shares of stock based on the Conversion Price (currently $1.72 per share); $$165,000 payable under non-convertible notes; $1,170,718 due under the Petracca Note, which bears interest at the rate of 12% per annum, provided that if an event of default occurs under the note, the Petracca Note bears interest at the rate of 20% per annum and provided that the Company is required to pay Mr. Petracca 1/3 of the outstanding and accrued interest due under the Petracca Note every 120 days (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), with the entire amount of the note payable by or before January 24, 2012; and $150,000 which is due to ECS under the terms of the License Agreement by December 1, 2010, which amount has not been paid to date.

Each Convertible Note holder also has certain rights to warrants in connection with the Convertible Notes.  Specifically, in the event such Convertible Note holder converts all or part of the Convertible Note they hold into shares of our common stock, they will receive warrants to purchase a number of shares of common stock equal to the total number of shares received in connection with such conversion.  In the event they choose not to convert the Convertible Notes, they will receive warrants to purchase 25% of the total number of shares of common stock of the Company as they would have received upon full conversion of the Convertible Notes.  Additionally, for each month after an event of default under the Convertible Notes has occurred and is not cured, they will receive warrants to purchase a number of shares equal to the total number of shares they would have received in connection with a full conversion of the Convertible Notes (the “Total Warrants”)(provided that the warrants issued for such damages are capped at three times the amount of Total Warrants).  Additionally, in the event the Company fails to register the shares issuable in connection with the exercise of the warrants by June 1, 2011, the Convertible Note holders will receive additional warrants to purchase such number of shares of the Company’s common stock that equals 2% of the Total Warrants for each full month that the Company fails to register such underlying shares, which damages are capped at warrants in an amount equal to 10% of the Total Warrants.  The warrants described above have an exercise price of 110% of the Conversion Price of the Convertible Notes (currently $1.89), and a five year term.  Finally, the Company provided the Convertible Note holders piggy-back registration rights in connection with the shares of common stock issuable upon exercise of the warrants described above.

We estimate that we can continue to operate through February 2011 with our cash on hand if no additional funding is raised.

If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock (or require us to pay a portion of such proceeds to our debt holders (as described in greater detail below)).  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.  If we are unable to raise the additional funding the value of our securities, if any, would likely become worthless and we may be forced to abandon our business plan, sell all or substantially all of our assets, cease filing with the Securities and Exchange Commission and/or file for bankruptcy protection.   Even assuming we raise the additional capital we require to continue our business operations, we anticipate incurring net losses for the foreseeable future.

THE PETRACCA NOTE IS SECURED BY A SECURITY INTEREST IN SUBSTANTIALLY ALL OF THE ASSETS OF SEBRING.

We provided Mr. Petracca a security interest over substantially all of the assets of Sebring in connection with the Petracca Note.  The Petracca Note in the amount of $1,170,718 bears interest at the rate of 12% per annum, provided that if an event of default occurs under the note, the Petracca Note bears interest at the rate of 20% per annum.  The Company is required to pay Mr. Petracca 1/3 of the outstanding and accrued interest due under the Petracca Note every 120 days (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), with the entire amount of the note payable by or before January 24, 2012.  Additionally, for each 120 days that the Petracca Note is issued and outstanding, the Company agreed to issue Mr. Petracca 1% of the issued and outstanding common stock of the Company (approximately 349,305 shares based on the total number of shares currently outstanding). The Petracca Note is secured by a security interest in substantially all of Sebring’s assets (the “Petracca Security Agreement”).  Pursuant to the Petracca Security Agreement, we agreed to pay Mr. Petracca 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Petracca Note.

If we default on the repayment of the Petracca Note, Mr. Petracca may enforce his security interest over the assets of Sebring (which currently represent all of the Company’s assets and operations), and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

WE MAY BE REQUIRED TO ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK TO OUR CONVERTIBLE NOTE HOLDERS AND OTHER DEBT HOLDERS IN THE FUTURE.

The liabilities assumed by the Company include an aggregate of $1,885,638 in convertible promissory notes (the “Convertible Notes”).  The Convertible Notes are due in March 2011(except for $100,000 notes which are already past due), and provide the holders thereof the right, beginning on the seventh full month following the closing of the Exchange (i.e., May 2011)(the “Conversion Date”) to receive 1/6th of the principal amount of such Convertible Note (the “Conversion Amount”) in cash or shares of stock based on the Conversion Price.  The “Conversion Price” is equal to the lesser of a price per share of (a) 75% of the price per share paid by investors in any equity financing(s) which occur after the date of the Convertible Note in which the gross proceeds received by the Company meet or exceed $4,000,000; or (b) $1.72.  Assuming the full conversion of the Convertible Notes at the current Conversion Price of $1.72 per share, such Convertible Notes will convert into an aggregate of 1,096,301 shares of our common stock.

Additionally, we agreed that for each 120 days that the $1,170,718 Petracca Note is issued and outstanding (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), the Company would issue Mr. Petracca 1% of the issued and outstanding common stock of the Company (approximately 349,305 shares).

Each Convertible Note holder also has certain rights to warrants in connection with the Convertible Notes.  Specifically, in the event such Convertible Note holder converts all or part of the Convertible Note they hold into shares of our common stock, they will receive warrants to purchase a number of shares of common stock equal to the total number of shares received in connection with such conversion.  In the event they choose not to convert the Convertible Notes, they will receive warrants to purchase 25% of the total number of shares of common stock of the Company as they would have received upon full conversion of the Convertible Notes.  Additionally, for each month after an event of default under the Convertible Notes has occurred and is not cured, they will receive warrants to purchase a number of shares equal to the total number of shares they would have received in connection with a full conversion of the Convertible Notes (the “Total Warrants”)(provided that the warrants issued for such damages are capped at three times the amount of Total Warrants).  Additionally, in the event the Company fails to register the shares issuable in connection with the exercise of the warrants by June 1, 2011, the Convertible Note holders will receive additional warrants to purchase such number of shares of the Company’s common stock that equals 2% of the Total Warrants for each full month that the Company fails to register such underlying shares, which damages are capped at warrants in an amount equal to 10% of the Total Warrants.  The warrants described above have an exercise price of 110% of the Conversion Price of the Convertible Notes (currently $1.89), and a five year term.  Finally, the Company provided the Convertible Note holders piggy-back registration rights in connection with the shares of common stock issuable upon exercise of the warrants described above.

These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.  Such dilution could result in the value of the Company’s outstanding shares of common stock declining in value.

WE ARE REQUIRED TO PAY CERTAIN PERCENTAGES OF ANY FUNDS RAISED BY US THROUGH THE SALE OF DEBT OR EQUITY SECURITIES MOVING FORWARD UNDER THE PETRACCA NOTE.

The Company assumed Sebring’s obligations under the terms of a Settlement Agreement dated as of October 1, 2010 by and between Sebring and Mr. Petracca (the “Settlement Agreement”), which settled certain amounts payable by Sebring to Mr. Petracca and required Mr. Petracca to dismiss a lawsuit previously filed against Sebring regarding the payment of such outstanding amounts payable, together with a promissory note in the principal amount of $1,170,718 issued to Mr. Petracca dated as of October 1, 2010 in connection therewith (the “Petracca Note”).  The Petracca Note is secured by a security interest in substantially all of Sebring’s assets (the “Petracca Security Agreement”).  Pursuant to the Petracca Security Agreement, we agreed to pay Mr. Petracca 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Petracca Note.  As such, we may be required to pay a significant portion of any funds we raise through debt or equity funding moving forward to Mr. Petracca pursuant to the Security Agreement, and such funds may not be available to us for working capital and/or the repayment of our outstanding obligations.  Consequently, we may be forced to raise additional capital than we need to satisfy our then working capital obligations and/or we may be unable to raise additional funding on favorable terms if at all.  Our failure to raise additional capital and/or the requirement that we pay a significant portion of any funds raised to Mr. Petracca could cause the value of our securities, if any, to decline in value or become worthless.

WE DO NOT OBTAIN ANY RIGHTS UNDER THE LICENSE AGREEMENT, WHICH REPRESENTS SUBSTANTIALLY ALL OF OUR ASSETS, UNTIL WE MAKE THE REQUIRED ADVANCE PAYMENTS THEREUNDER, AND WE ARE FURTHER REQUIRED TO PAY 50% OF ANY FUNDS GENERATED PURSUANT TO THE LICENSE AGREEMENT TO THE LICENSOR AND MEET CERTAIN REQUIRED MINIMUM LEVELS OF YEARLY ROYALTY PAYMENTS IN ORDER TO KEEP THE LICENSE IN PLACE.

Sebring is a party to a license agreement with Engineering Consulting and Solutions GmbH (“ECS”) that permits the Company, through Sebring, to market eCenter and its eCenter-icm2 products as a reseller in North and South America, subject to the Company making a payment of $150,000 to ECS, which was due and payable by December 1, 2010, and has not been paid to date (the “Advance Payment” and the “License Agreement”).  Assuming the Advance Payment is made (which Advance Payment is treated as an advance against Royalties) and Sebring obtains rights to the License, the Company is required to pay ECS as a royalty, 50% of the amount generated by Sebring as a result of the sale of products under the License Agreement (the “Royalties”).

Under the terms of the License Agreement with ECS, the Company will, through Sebring, assuming payment of the Advance Payment (which was due December 1, 2010, and has not been paid to date), receive a non-exclusive right to market and sell ECS’ eCenter products in North America (the “License”).  The License Agreement remains in effect (assuming the Advance Payment is made by the date provided above) until and unless there is a breach of the agreement by either party, or any patents on the technology licensed pursuant to the License expire, subject to Sebring’s right to terminate the License at any time with one month’s prior notice to ECS.  Furthermore, ECS has the right to terminate the License if the Royalties under the License do not reach a minimum of $150,000 in the first year of the License and $250,000 in the second year of the License; provided that if within eighteen (18) months of the effective date of the License, Sebring (or the Company on its behalf) fails to satisfy its obligations under its outstanding promissory notes, ECS has the right to terminate the License Agreement and therefore the License by providing written notice of such termination to Sebring.    As a result, if we are unable to pay ECS the Advance Payment when due or are unable to meet the required minimum Royalty payments, the License will either not take effect, or ECS could terminate the License, which could cause any investment in the Company to become worthless.

OUR LICENSE ONLY PROVIDES US NON-EXCLUSIVE RIGHTS AND AS SUCH, THIRD PARTIES MAY SELL THE SAME PRODUCTS AS US AND COMPETE WITH US ON TERMS OF PRICE, SUPPORT OR OTHER FACTORS.

Pursuant to the terms and conditions of the License with ECS (as described above), assuming we make the required Advance Payment, we will have rights (subject to the terms of the License Agreement) to a non-exclusive License to market and sell ECS’ eCenter software in North and South America.  As such, ECS has the right and may from time to time sell additional licenses to third-parties to market and sell the eCenter software in North and South America.  We may be forced to compete with these third parties on terms of price, product support and other factors.  These third-parties may have greater resources than us, obtain more beneficial license terms and have greater brand recognition and a more established distribution chain. As such, we may be unable to compete with third-parties who have similar license arrangements with ECS and as a result, we may be forced to terminate or abandon the License, which could cause the value of our securities to decline in value or become worthless.

WE HAVE PREVIOUSLY GENERATED ONLY LIMITED REVENUES AND HAVE NOT GENERATED A PROFIT SINCE INCEPTION.

The Company generated a net loss of $391,501 for the year ended August 31, 2010, compared to a net loss of $725,571 for the year ended August 31, 2009, solely in connection with its operations as a short-code application provider.  Effective as of October 25, 2010, the Company’s operations and assets as a short-code application provider were spun-off and the Company’s operations became those of Sebring, which has rights under a License Agreement (described above) only in the event it makes a required $150,000 payment to ECS.    As of August 31, 2010, the Company had an accumulated deficit of $1,626,431 and negative working capital of $114,302.  Additionally, in connection with the Exchange, the Company assumed among other liabilities, $1,885,638 of outstanding Convertible Notes, which bears interest at the rate of 12% per annum; $165,000 under the terms of non-convertible notes; $1,170,718 due under the Petracca Note, which bears interest at the rate of 12% per annum and is due and payable by January 24, 2012; and $150,000 which is due to ECS under the terms of the License Agreement by December 1, 2010, which payment has not been made to date.  We make no assurances that we will be able to generate revenues in the future sufficient to support our operations, if at all, and/or that we will be able to gain clients in the future to build our business to the point that we generate a profit.

IF WE ARE DEEMED TO BE A “SHELL COMPANY” OR FORMER “SHELL COMPANY”, SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK WILL BE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144.

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  We do not currently believe that we are a “shell company” or a former “shell company” however, the SEC has provided us correspondence advising us that they believe that we were deemed to be a “shell company” prior to the Exchange and we have agreed to file Form 10 information (as described below) subsequent to the date of this filing.  As such we may be deemed to be a “shell company” or a former “shell company”. If we are deemed to be a “shell company” or former “shell company” pursuant to Rule 144, sales of our securities pursuant to Rule 144 will not be able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the prior one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities will be able to be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity in the event we are deemed to be a “shell company” until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  If we are deemed a “shell company,” or former “shell company” it could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

THE SUCCESS OF THE COMPANY DEPENDS HEAVILY ON LEIF ANDERSEN AND HIS INDUSTRY KNOWLEDGE, RELATIONSHIPS, AND EXPERTISE.

The success of the Company will depend on the abilities of Leif Andersen, Chief Executive Officer, to manage our business.   Mr. Andersen is employed by Sebring (which agreement was assumed by us in connection with the Exchange) pursuant to an Employment Agreement, described in greater detail below, provided that either we or Mr. Andersen can terminate the agreement at any time, subject to the terms of such Employment Agreement.  The loss of Mr. Andersen will have a material adverse effect on the business, results of operations and financial condition of the Company.  In addition, the loss of Mr. Andersen may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.  Further, we can make no assurances that we will be able to find a suitable replacement for Mr. Andersen, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had an accumulated deficit of $1,626,431 and negative working capital of $114,302 as of August 31, 2010, a net loss of $391,501 for the year ended August 31, 2010 and a net loss of $725,571 for the year ended August 31, 2009.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended August 31, 2010 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. The Company’s financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material liquid assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company may, in the future, experience significant fluctuations in its results of operations.

DEPRESSED GENERAL ECONOMIC CONDITIONS OR ADVERSE CHANGES IN GENERAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR OPERATING RESULTS. IF ECONOMIC OR OTHER FACTORS MAY NEGATIVELY AFFECT OUR FUTURE POTENTIAL CUSTOMERS, AND SUCH POTENTIAL CUSTOMERS MAY BECOME UNWILLING OR UNABLE TO PURCHASE OUR SERVICES, WHICH COULD IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

Our results of operations are subject to the risks arising from adverse changes in domestic and global economic conditions. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. For example, the direction and relative strength of the global economy has recently been increasingly uncertain due to softness in the residential real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. If economic growth in North and South America continues to be slowed, or if other adverse general economic changes occur or continue, many potential customers for the Company’s planned products may delay or reduce technology purchases. This could result in reductions in sales of our products (if any), longer sales cycles, and increased price competition.

OUR BUSINESS MAY BE NEGATIVELY IMPACTED AS A RESULT OF CHANGES IN THE ECONOMY AND CORPORATE AND INSTITUTIONAL SPENDING.

Our business will depend on the general economic environment and levels of corporate and institutional spending. Purchases of software may decline in periods of recession or uncertainty regarding future economic prospects. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to customers (assuming we have sales to customers to begin with), maintain sales levels, if any, establish operations on a profitable basis or create earnings from operations as a percentage of net sales. As a result, our operating results, if any, may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Our operating results and margins, if any, will be adversely impacted if we do not grow as anticipated.

OUR OPERATING RESULTS WILL BE DIFFICULT TO PREDICT AND FLUCTUATIONS IN OUR PERFORMANCE MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

Due to our limited operating history, among other things, our future operating results, if any, will be difficult to predict. We could experience fluctuations in our future operating and financial results due to a number of factors, such as:

•	our ability to attract new customers, and satisfy our customers’ requirements;

•	technical difficulties or interruptions in our services;

•	general economic conditions; and

•	the availability of additional investment in our services or operations.

These factors and others all tend to make the timing and amount of our revenue unpredictable and may lead to greater period-to-period fluctuations in revenue, if we are able to generate any revenue at all moving forward, of which we can provide no assurances.

IF OUR SECURITY MEASURES ARE BREACHED, OUR PRODUCTS MAY BE PERCEIVED AS NOT BEING SECURE, AND OUR BUSINESS AND REPUTATION COULD SUFFER.

Our planned products will involve the storage and transmission of our customers’ proprietary information. Although we plan to employ technical and internal control procedures to assure the security of our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our customers’ data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of then current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

IF WE CANNOT ADAPT TO TECHNOLOGICAL ADVANCES, OUR SERVICES AND PRODUCTS MAY BECOME OBSOLETE AND OUR ABILITY TO COMPETE WOULD BE IMPAIRED.

Changes in our industry occur very rapidly. As a result, our services and products could become obsolete. The introduction of competing products employing new technologies and the evolution of new industry standards could render our existing products or services obsolete and unmarketable. To be successful, our services and products must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. If we are unable to develop new services, or enhancements to our future services on a timely and cost-effective basis, or if new services or products or enhancements do not achieve market acceptance, our business would be seriously harmed.

DEFECTS OR ERRORS IN THE SOFTWARE WE PLAN TO LICENSE COULD ADVERSELY AFFECT OUR REPUTATION, RESULT IN SIGNIFICANT COSTS TO US AND IMPAIR OUR ABILITY TO SELL OUR SOFTWARE.

If the software we plan to license is determined to contain defects or errors, our reputation could be materially adversely affected, which could result in significant costs to us and impair our ability to sell our software in the future. The costs we would incur to correct software defects or errors may be substantial and would materially adversely affect our operating results.

Any defects in our applications or the software we plan to license, or defects that cause other applications to malfunction or fail, could result in:

● lost or delayed market acceptance and sales of our licensed software;

● loss of clients;

● product liability suits against us;

● diversion of development resources;

● injury to our reputation; and

● increased maintenance and warranty costs.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND IF WE AND OUR LICENSOR FAIL TO CONTINUALLY ENHANCE THE PRODUCTS WE SELL IN THE FUTURE, IN A TIMELY MANNER, OUR REVENUE AND BUSINESS WOULD BE HARMED.

We and the licensor of the products we plan to sell must continue to enhance and improve the performance, functionality and reliability of such products in a timely manner. The software industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies, and the emergence of new industry standards and practices that could render our products and services obsolete. The failure to continually enhance our products and services in a timely manner would adversely impact our business and prospects. Our success will depend, in part, on our and our licensor’s ability to develop leading technologies to enhance existing products and services, to develop new products and services that address the increasingly sophisticated and varied needs of our future customers, and to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If we or our licensor are unable to adapt products and services to changing market conditions, customer requirements or emerging industry standards, we may be forced to curtail or abandon our business operations.

SIGNIFICANT UNAUTHORIZED USE OF OUR LICENSED SOFTWARE WOULD RESULT IN MATERIAL LOSS OF POTENTIAL REVENUES AND OUR PURSUIT OF PROTECTION FOR OUR INTELLECTUAL PROPERTY RIGHTS COULD RESULT IN SUBSTANTIAL COSTS TO US.

Our licensed eCenter software is planned to be licensed to customers under license agreements, which license may include provisions prohibiting the unauthorized use, copying and transfer of the licensed program. Policing unauthorized use of our products will likely be difficult and, while we are unable to determine the extent to which piracy of our software products exists, any significant piracy of our products could materially and adversely affect our business, results of operations and financial condition. In addition, the laws of some foreign countries do not protect the proprietary rights to as great an extent as do the laws of the United States and our means of protecting our proprietary rights may not be adequate.

WE MAY FACE PRODUCT LIABILITY CLAIMS FROM OUR FUTURE CUSTOMERS WHICH COULD LEAD TO ADDITIONAL COSTS AND LOSSES TO THE COMPANY.

Our license agreements with our future customers will contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the license agreements may not be effective under the laws of some jurisdictions. A successful product liability claim brought against us could result in payment by us of substantial damages, which would harm our business, operating results and financial condition and cause the price of our common stock to fall.

WE AND OUR LICENSOR MAY NOT BE ABLE TO RESPOND TO TECHNOLOGICAL CHANGES WITH NEW SOFTWARE APPLICATIONS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR SALES AND PROFITABILITY.

The markets for our future software applications are characterized by rapid technological changes, changing customer needs, frequent introduction of new software applications and evolving industry standards. The introduction of software applications that embody new technologies or the emergence of new industry standards could make our software applications obsolete or otherwise unmarketable. As a result, we may not be able to accurately predict the lifecycle of our licensed software applications, which may become obsolete before we receive any revenue or the amount of revenue that we anticipate receiving from them. If any of the foregoing events were to occur, our ability to generate revenues would be adversely affected.

To be successful, we and our licensor need to anticipate, develop and introduce new software applications on a timely and cost-effective basis that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our future customers and their budgets. We and our licensor may fail to develop or sell software applications that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction or sale of these applications or fail to develop applications that adequately meet the requirements of the marketplace or achieve market acceptance. Our or our licensor’s failure to develop and market such applications and services on a timely basis, or at all, could materially adversely affect our sales and profitability.

OUR FAILURE TO OFFER HIGH QUALITY CUSTOMER SUPPORT SERVICES COULD HARM OUR REPUTATION AND COULD MATERIALLY ADVERSELY AFFECT OUR SALES OF SOFTWARE APPLICATIONS AND RESULTS OF OPERATIONS.

Our future customers, if any, will depend on us to resolve implementation, technical or other issues relating to our software. A high level of service is critical for the successful marketing and sale of our software. If we do not succeed in helping our customers quickly resolve post-deployment issues, our reputation could be harmed and our ability to make new sales or increase sales to customers could be damaged.

OUR BUSINESS AND THE SUCCESS OF OUR PRODUCTS COULD BE HARMED IF WE ARE UNABLE TO ESTABLISH AND MAINTAIN A BRAND IMAGE.

We believe that establishing a brand is critical to achieving acceptance of our software products and to establishing key strategic relationships. As a new company with a new brand, we believe that we have little to no brand recognition with the public. We may experience difficulty in establishing a brand name that is well-known and regarded, and any brand image that we may be able to create may be quickly impaired. The importance of brand recognition will increase when and if our competitors create products that are similar to our products. Even if we are able to establish a brand image and react appropriately to changes in customer preferences, customers may consider our brand image to be less prestigious or trustworthy than those of our larger competitors. Our results of operations may be affected in the future should our products even be successfully launched.

WE MAY FAIL IN INTRODUCING AND PROMOTING OUR PRODUCTS TO THE SOFTWARE MARKET, WHICH WILL HAVE AN ADVERSE EFFECT ON OUR ABILITY TO GENERATE REVENUES.

Demand for and market acceptance of new products is inherently uncertain. Our revenue will come from the sale of our licensed products, and our ability to sell our products will depend on various factors, including the eventual strength, if any, of our brand name, competitive conditions and our access to necessary capital. If we fail to introduce and promote our products, we may not be able to generate any significant revenues. In addition, as part of our growth strategy, we intend to expand our product offerings to introduce more products in other categories. This strategy may however prove unsuccessful and our association with failed products could impair our brand image. Introducing and achieving market acceptance for these products will require, among other things:

● the establishment of our brand;

● the development and performance to our planned product introductions;

● the establishment of key relationships with customers for our software products; and

● substantial marketing efforts and expenditures to create and sustain customer demand.

WE WILL FACE INTENSE COMPETITION, INCLUDING COMPETITION FROM COMPANIES WITH SIGNIFICANTLY GREATER RESOURCES THAN OURS, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH THESE COMPANIES, OUR BUSINESS COULD BE HARMED.

We will face intense competition in the software industry from other established companies. Almost all of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas will enable them to better withstand periodic downturns in the software industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we expect to compete, further increasing competition in the software industry.

We believe that our ability to compete successfully will depend on a number of factors, including the functionality of our products once marketed and the strength of our brand, once established, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products.

THE DISRUPTION, EXPENSE AND POTENTIAL LIABILITY ASSOCIATED WITH UNANTICIPATED FUTURE LITIGATION AGAINST US COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We may be subject to various legal proceedings and threatened legal proceedings from time to time as part of our ordinary business. We are not currently a party to any legal proceedings. However, any unanticipated litigation in the future, regardless of merits, could significantly divert management’s attention from our operations and result in substantial legal fees to us. Further, there can be no assurance that any actions that have been or will be brought against us will be resolved in our favor or, if significant monetary judgments are rendered against us, that we will have the ability to pay such judgments. Such disruptions, legal fees and any losses resulting from these claims could have a material adverse effect on our business, results of operations and financial condition.

PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED, AND ANY MISUSE OF OUR INTELLECTUAL PROPERTY BY OTHERS COULD MATERIALLY ADVERSELY AFFECT OUR SALES AND RESULTS OF OPERATIONS.

Proprietary technology in our licensed software is important to our success. To protect our proprietary rights, we plan to rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions, funding permitting. We do not own any issued patents and we have not emphasized patents as a source of significant competitive advantage. We have sought to protect our proprietary technology under laws affording protection for trade secrets, copyright and trademark protection of our software, products and developments where available and appropriate. In the event we are issued patents, our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and the patents of others may seriously impede our ability to conduct our business. Further, any patents issued to us may not be timely or broad enough to protect our proprietary rights.

Protection of trade secrets and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal and scientific questions. The laws of countries in which we operate may afford little or no protection to our trade secrets and other intellectual property rights. Policing unauthorized use of our trade secret technologies and proving misappropriation of our technologies is particularly difficult, and we expect software piracy to continue to be a persistent problem. Piracy of our products represents a loss of revenue to us. Furthermore, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may adversely affect our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trade secret protection. If we are unable to protect our proprietary rights or if third-parties independently develop or gain access to our or similar technologies, our competitive position and revenue could suffer.

WE MAY INCUR SIGNIFICANT LITIGATION EXPENSES PROTECTING OUR INTELLECTUAL PROPERTY OR DEFENDING OUR USE OF INTELLECTUAL PROPERTY, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR CASH FLOW AND RESULTS OF OPERATIONS, IF ANY.

If our efforts to protect our intellectual property rights are inadequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the intellectual property rights of others, we could incur substantial significant legal expenses in resolving such disputes.

OUR COMPETITORS MAY DEVELOP SIMILAR, NON-INFRINGING PRODUCTS THAT ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUES.

Our competitors may be able to produce a software product that is similar to our licensed product without infringing on our or our licensor’s intellectual property rights. Since we have yet to establish any significant brand recognition for our product, we could lose a substantial amount of business due to competitors developing products similar to our software products. As a result, our future growth and ability to generate revenues from the sale of our product could suffer a material adverse effect.

CLAIMS THAT WE MISUSE THE INTELLECTUAL PROPERTY OF OTHERS COULD SUBJECT US TO SIGNIFICANT LIABILITY AND DISRUPT OUR BUSINESS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Because of the nature of our business, we may become subject to material claims of infringement by competitors and other third-parties with respect to current or future software applications, trademarks or other proprietary rights. Our competitors, some of which may have substantially greater resources than us and have made significant investments in competing technologies or products, may have, or seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our current and future products, and we and our licensor may not be successful in defending allegations of infringement of these patents. Further, we may not be aware of all of the patents and other intellectual property rights owned by third-parties that may be potentially adverse to our interests. We or our licensor may need to resort to litigation to enforce our proprietary rights or to determine the scope and validity of a third party’s patents or other proprietary rights, including whether any of our products or processes infringe the patents or other proprietary rights of third-parties. The outcome of any such proceedings is uncertain and, if unfavorable, could significantly harm our business. If we or our licensor does not prevail in this type of litigation, we may be required to:

● pay damages, including actual monetary damages, royalties, lost profits or other damages and third-party’s attorneys’ fees, which may be substantial;

● expend significant time and resources to modify or redesign the affected products or procedures so that they do not infringe a third-party’s patents or other intellectual property rights; further, there can be no assurance that we will be successful in modifying or redesigning the affected products or procedures;

● obtain a license in order to continue marketing the affected products or processes, and pay license fees and royalties; if we are able to obtain such a license, it may be non-exclusive, giving our competitors access to the same intellectual property, or the patent owner may require that we grant a cross-license to part of our proprietary technologies; or

● stop the development, manufacture, use, marketing or sale of the affected products through a court-ordered sanction called an injunction, if a license is not available on acceptable terms, or not available at all, or attempts to redesign the affected products are unsuccessful.

Any of these events could adversely affect our business strategy and the value of our business. In addition, the defense and prosecution of intellectual property suits, interferences, oppositions and related legal and administrative proceedings in the United States and elsewhere, even if resolved in our favor, could be expensive, time consuming, generate negative publicity and could divert financial and managerial resources.

We expect that software developers will increasingly be subject to infringement claims as the number of software applications and competitors in our industry segment grows and the functionality of software applications in different industry segments overlaps. Thus, we could be subject to additional patent infringement claims in the future. There can be no assurance that the claims that may arise in the future can be amicably disposed of, and it is possible that litigation could ensue.

Intellectual property litigation can be complex, costly and protracted. As a result, any intellectual property litigation to which we are subject could disrupt our business operations, require us to incur substantial costs and subject us to significant liabilities, each of which could severely harm our business.

Plaintiffs in intellectual property cases often seek injunctive relief. Any intellectual property litigation commenced against us could force us to take actions that could be harmful to our business, including the following:

● stop selling products or using the technology that contains the allegedly infringing intellectual property;

● stop selling products or using the technology that contains the allegedly infringing intellectual property;

● attempt to obtain a license to use the relevant intellectual property, which may not be available on reasonable terms or at all; and

● attempt to redesign the products that allegedly infringed upon the intellectual property.

If we or our licensor is forced to take any of the foregoing actions, our business, financial position and operating results could be harmed. We and our licensor may not be able to develop, license or acquire non-infringing technology under reasonable terms, if at all. These developments would result in an inability to compete for customers and would adversely affect our ability to generate revenue. The measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If we were to be found liable for the infringement of a third party’s proprietary rights, the amount of damages we might have to pay could be substantial and would be difficult to predict.

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

WE MAY BE UNABLE TO SCALE OUR OPERATIONS SUCCESSFULLY AND FAIL TO ATTAIN OUR PLANNED GROWTH.

Our plan is to grow our business rapidly. Our growth, if it occurs as planned, will place significant demands on our management, as well as our financial, administrative and other resources. We will need to hire highly skilled personnel to effectuate our planned growth. There is no guarantee that we will be able to locate and retain qualified personnel for such positions, which would likely hinder our ability to manage operations. Furthermore, we cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our products or other operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

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

WE CURRENTLY HAVE A LIMITED PUBLIC MARKET FOR OUR SECURITIES WHICH MAY BE VOLATILE AND ILLIQUID.

In April 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol SMXI.OB.  However, there is currently a limited public market for our common stock, and we can make no assurances that there will be demand for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would continue to be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for our services.

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

Pursuant to our Articles of Incorporation, we have 1,100,000,000 shares of common stock authorized. As of December 10, 2010, we had 34,930,514 shares of common stock issued and outstanding (which number includes the 18,729,098 Exchange Shares, which have not been physically issued to date). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders.  As a result, the issuance of shares of common stock may cause the value of our securities to decrease and/or become worthless.

ITEM 2. PROPERTIES

On January 22, 2009, the Company entered into a Sub-Sub Lease Agreement to rent approximately 1,325 usable square feet of office space at 2100 Riverdale Drive, Little Rock, Arkansas. The lease had a term of 17 months, beginning on February 1, 2009 and ending on June 30, 2010. The monthly rental cost during the term of the lease is $1,670, plus the Company’s pro-rata proportion of the utility costs of the buildings total utilities, plus an additional payment equal to the Company’s cost of the office space build out relating to the leased office space, not to exceed $1,980, financed over the 17 month term of the lease at the rate of 5% per annum.  This lease and all rights and liability associated therewith were assigned by the Company to Sumotext Corporation (a separate entity from the Company) as a result of the Spin-Off described above.

As a result of the Exchange, we assumed Sebring’s obligations under a lease encompassing approximately 1,500 square feet of office space at 1400 Cattlemen Rd., Suite D, Sarasota, Florida 34232, which continues on a month to month basis at approximately $2,140 per month. This facility serves as our corporate headquarters.  In connection with the continuation of the lease, we agreed to pay our landlord $26,846.30 for back due rent.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 29, 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol SMXI.OB; however, a limited number of shares of our common stock have traded to date and there is currently a limited public market for our common stock.  The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.  The values listed below retroactively reflect our Forward Splits as described above.  There was no trading in the Company’s common stock prior to the quarter ended November 30, 2009.

Quarter Ended	High	Low
August 31, 2010	$2.00	$0.12
May 31, 2010	$0.80	$0.80
February 28, 2010	$0.80	$0.80
November 30, 2009	$0.73	$0.70

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

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 1,100,000,000 shares of common stock, $0.0001 par value per share (“Common Stock”) and 10,000,000 shares of preferred stock, $0.0001 par value per share (“Preferred Stock”).

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

As of December 10, 2010, we had 34,930.514 shares of common stock outstanding held by 39 shareholders of record (which number includes the 18,729,098 Exchange Shares issuable to the three Exchange shareholders described above, which Exchange Shares have not been physically issued to date).

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

Options and Warrants

In October 2008, we issued an aggregate of 1,571,427 units to Doug Cooper, each unit consisting of one share of our Common Stock and one warrant to purchase one share of our Common Stock at an exercise price of $0.0636 per share for cash (the “Cooper Warrants”).   The warrants expire in October 2011.

In connection with Mr. Miller agreeing to the terms and conditions of the Consolidated Note (described above), the Company agreed to grant Mr. Miller warrants to purchase 6,050,000 shares of the Company’s common stock at an exercise price of $0.0455 per share, which warrants vested immediately and were to expire on February 17, 2012 (the “Miller Warrants”).

In connection with Mr. Bova agreeing to the terms and conditions of the Bova Note (described above), the Company agreed to grant Mr. Bova warrants to purchase 3,300,000 shares of the Company’s common stock at an exercise price of $0.0455 per share, which warrants vested immediately and were to expire on February 17, 2012 (the “Bova Warrants”).

In connection with the Spin-Off, the Cooper Warrants, Miller Warrants and Bova Warrants were assigned to and assumed by Sumotext Corporation (a separate entity from the Company).

As such, as of the date of this filing, the Company has no outstanding warrants or convertible securities.

RECENT SALES OF EQUITY SECURITIES

On September 17, 2010, the Company consummated a Securities Purchase Agreement (the “Purchase Agreement”) with Timothy Miller, Jim Stevenson, Doug Cooper, Joe Miller, the brother of Timothy Miller, and Eric Woods, all then greater than 5% shareholders of the Company (the “Selling Shareholders”) and Sebring Software LLC, a Florida limited liability company (“Sebring”), pursuant to which the Selling Shareholders sold 69,376,450 shares (the “Shares”) of the Company’s common stock to Sebring in exchange for $286,147 or $0.004125 per share (the “Purchase Price”).  The Shares represented approximately 81.1% of the issued and outstanding shares of the Company.  Mr. Miller is one of the Selling Shareholders and, at the time the Purchase Agreement was executed, was the President and sole Director of the Company. Additionally, certain other shareholders of the Company, including Eric Woods, Jim Stevenson and Sharon Miller, Timothy Miller’s Mother, who were then greater than 5% shareholders of the Company also agreed to sell an aggregate of 15,475,416 shares of the Company’s common stock to unaffiliated third parties in private transactions in consideration for an aggregate of $63,830 or $0.004125 per share.

On October 25, 2010, pursuant to the terms of an Exchange and Reorganization Agreement between the Company, Sebring, Thor Nor, LLC, which is controlled by Leif Andersen (“Mr. Andersen”), Asbjorn Melo (“Mr. Melo”) and Lester Petracca (“Mr. Petracca” and, together with Mr. Melo and Mr. Andersen, the “Sebring Members”), the Company acquired all of the membership interests of Sebring in exchange for 18,729,098 shares of the Company’s common stock and the assumption of all of Sebring’s then liabilities (the “Exchange” and the “Exchange Shares”).  The liabilities assumed by the Company include an aggregate of $1,885,638 in convertible promissory notes (the “Convertible Notes”), an aggregate of $1,170,718 owed to Mr. Petracca, as described below and an aggregate of $165,000 in the form of non-convertible notes, among other liabilities.

Pursuant to the terms of the Exchange, Sebring LLC caused the Company to cancel the 69,376,450 shares of the Company’s common stock acquired in connection with the Purchase Agreement, described above, which shares were cancelled effective October 29, 2010.

As a result of the Exchange and cancellation, Thor Nor LLC (which is controlled by Mr. Andersen), Lester Petracca and Asbjorn Melo acquired 12,486,065, 4,994,427 and 1,248,607 shares of the Company’s common stock, respectively, representing approximately 36%, 14% and 4% of the issued and outstanding shares of the Company’s common stock, respectively (in all cases including the Collateral Shares described below and not including any other convertible securities which they hold)(the Exchange Shares have not been physically issued to date, but have been included in the number of issued and outstanding shares disclosed throughout this report).   In addition, Sebring previously held 7,491,639 shares of the Company’s common stock for the benefit of the Sebring Members (the “Collateral Shares”), which shares have already been included in the total above, which shares were released upon our payment of a promissory note issued by Sebring to Die CON AG in the principal amount of $100,000 (the “Redemption Note”).

Each Convertible Note holder also has certain rights to warrants in connection with the Convertible Notes.  Specifically, in the event such Convertible Note holder converts all or part of the Convertible Note they hold into shares of our common stock, they will receive warrants to purchase a number of shares of common stock equal to the total number of shares received in connection with such conversion.  In the event they choose not to convert the Convertible Notes, they will receive warrants to purchase 25% of the total number of shares of common stock of the Company as they would have received upon full conversion of the Convertible Notes.  Additionally, for each month after an event of default under the Convertible Notes has occurred and is not cured, they will receive warrants to purchase a number of shares equal to the total number of shares they would have received in connection with a full conversion of the Convertible Notes (the “Total Warrants”)(provided that the warrants issued for such damages are capped at three times the amount of Total Warrants).  Additionally, in the event the Company fails to register the shares issuable in connection with the exercise of the warrants by June 1, 2011, the Convertible Note holders will receive additional warrants to purchase such number of shares of the Company’s common stock that equals 2% of the Total Warrants for each full month that the Company fails to register such underlying shares, which damages are capped at warrants in an amount equal to 10% of the Total Warrants.  The warrants described above have an exercise price of 110% of the Conversion Price of the Convertible Notes (currently $1.89), and a five year term.  Finally, the Company provided the Convertible Note holders piggy-back registration rights in connection with the shares of common stock issuable upon exercise of the warrants described above.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

By leveraging reference projects with international manufacturing companies, the Company, through Sebring, believes it will be able to enter the market within a short timeframe after the payment of the Advance Payment to ECS. We believe that we will be in a position to quickly establish a marketing group which will enable the Company’s entry into additional industry segments with similar business processes as the Company’s current eCenter-icm2 product in the automotive industry. Due to the generic nature of our software which we have the right to license, we believe that we will also have access to several synergistic markets.

Our target customers are all companies and organizations with the need to easily distribute their company’s data to mobilize their employees, potential clients and suppliers. These companies are running core applications on mainframe and midrange systems with external relationships (customers, suppliers or other business partners). The potential client industries include: automotive, aerospace and defense, health care, manufacturing, financial institutions, insurance companies, the public sector, retail and service providers.  Typical customers of the eCenter/icm2 products will be medium and large companies that are in need of process integration.

Our customer’s goal is to improve processes and make available the appropriate information in the corporation.  The Company believes that its software helps unlock the potential in customer’s current systems and data and lets it flow into a creation of value in their current process of operation and life cycle. This is Sebring’s area of expertise and where we concentrate our efforts; technical as well as organizational know how.

Critical Accounting Policies:

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. There were no cash equivalents at August 31, 2010 and 2009, respectively.

Concentration of Credit Risk
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits.  As of August 31, 2010 the cash accounts did not exceed the federal insurance limit of $250,000.

Revenue Recognition
Prior to the date of the Exchange and Spin-Off, the Company generated revenue through monthly service subscriptions and licensing fees charged to sales representatives. The Company’s revenue transactions included set-up fees and recurring monthly subscription payments from small businesses and brand companies that desire to create mobile loyalty and rewards programs. The Company recognizes revenue when persuasive evidence of an arrangement exists, performance has occurred, the fee is fixed or determinable, and collectability is probable.

The Company recognizes revenue in accordance with ASC 985, Software Revenue Recognition, and ASC 605, Revenue Recognition in the Financial Statements. ASC 985 states that a software element covered by ASC 985 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company’s hosting arrangements do not allow the customer the contractual right to take possession of the software during the hosting period; accordingly, the hosting arrangements are considered service contracts. Revenues are recognized as the subscription services are provided.  Amounts collected prior to subscription use being provided are recorded as deferred revenue.

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

Impairment of Long-Lived Assets
The Company applies the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2010 and 2009, there was no impairment of long-lived assets.

Internally Developed Software
ASC 350, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal-use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  During the years ended August 31, 2010 and August 31, 2009, the Company capitalized developed software costs of $0 and $0, respectively.

Income Taxes
For the period ended August 31, 2008, the Company was an S corporation under the provisions of the Internal Revenue Code of 1986, as amended.  For federal and state income tax purposes, the Company was not subject to tax on its income.  The Company’s income and/or loss flows through to the shareholders of the Company and is taxed to them individually.  On August 31, 2008, the Company revoked the election to be treated as an S corporation.  For the years ended August 31, 2010, and August 31, 2009, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes of operating losses that are available to offset future taxable income.

Fair Value of Financial Instruments
ASC Codification Topic 820 – Fair Value Measurements and Disclosures, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2010. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Advertising
The Company expenses advertising costs as they are incurred. The total advertising costs expensed for the year ended August 31, 2010 and for the year ended August 31, 2009 were $9,213 and $3,345, respectively.

Earnings (Loss) Per Share

ASC 260, “Earnings per Share”, which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, is used to calculate earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. For the years ended August 31, 2010 and August 31, 2009, there was no variance between basic diluted and no potentially dilutive securities.

Stock Based Compensation:

Stock-based awards to non-employees are accounted for using the fair value method in accordance with ASC Codification Topic 718 – Share-Based Payments.

We adopted the provisions of Topic 718 which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with ASC Codification Topic 815 – Derivatives and Hedging. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its material position or results of operations.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard was effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this ASU.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in this ASU are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements. The amendments in this ASU requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements which amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material effect on the Company’s financial statements.

We adopted the ASC 820-10, Fair Value Measurement at inception. ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

	Level 1. Observable inputs such as quoted prices in active markets;

	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

					Total
					Gains
Description	Level 1		Level 2	Level 3	(Losses)
Note Payable – Related Party (net)	$	$		$691,863	$-
Software Development (net)				107,994	-
Totals				799,857

ASC 825-10, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us at inception. ASC 825-10 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the year ended August 31, 2010, there were no applicable items on which the fair value option was elected. ASC 825-10 may impact our consolidated financial statements in the future.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED AUGUST 31, 2010, COMPARED TO THE YEAR ENDED AUGUST 31, 2009

As a result of the Exchange and the Spin-Off, effective October 25, 2010 (as described in greater detail above), the Company’s operations as a short code application provider ceased effective October 25, 2010, and such prior operations are reported as discontinued operations in the Company’s statement of operations for the years ended August 31, 2010 and 2009.

For the year ended August 31, 2010 the Company had a loss from discontinued operations of $391,501, compared to a loss from discontinued operations of $725,571 for the year ended August 31, 2009.

Subsequent to October 25, 2010, the Company’s operations, liabilities and assets are solely those of Sebring (as described above), the Company’s prior short code application operations and assets were spun-off to a privately owned Nevada corporation, which not affiliated with the Company, and the Company’s sole operations are intended to be conducted in connection with the License Agreement, described above.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2010, we had total current assets of $117,271, consisting of cash of $62,009, accounts receivable of $40,262 and $15,000 of prepaid assets.  We had total assets of $243,059 consisting of $117,271 of current assets and $125,788 of property and equipment net.

We had total liabilities of $798,436, including current liabilities of $231,573, consisting of accounts payable and accrued liabilities of $39,352, accrued expenses of $15,540, deferred revenue of $51,681, and related party notes payable of $125,000, which included current liabilities under the notes described below and long-term liabilities of $566,863, representing long-term note payable to related parties, as described below.

We had a working capital deficit of $114,302 as of August 31, 2010, and a total accumulated deficit of $1,626,431 as of August 31, 2010.

We had net cash used in operating activities (relating to our discontinued operations) of $340,903 for the year ended August 31, 2010, which was mainly due to $391,501 of net loss offset by $51,935 of depreciation and amortization.

We had net cash used in investing activities (relating to our discontinued operations) of $2,171 for the year ended August 31, 2010, which consisted solely of purchase of property and equipment of $2,171.

We had $275,000 of cash flows provided by financing activities (relating to our discontinued operations) for the year ended August 31, 2010, which were solely in connection with the loans described below.

On April 16, 2009, the Company’s then President, Timothy Miller, who was also a shareholder, loaned the Company $100,000 which was to mature on April 15, 2010 with interest only payments due quarterly at 10% per annum.

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

Effective February 17, 2010, the Company entered into an Amended and Restated Promissory Note with Mr. Miller (which amended and restated a previous promissory note which also had an effective date of February 17, 2010 (the “Consolidated Note”).  The Consolidated Note which had a principal amount of $275,000, amended and replaced the April 16, 2009, July 1, 2009, August 3, 2009 and August 27, 2009 promissory notes between the Company and Mr. Miller.  The Consolidated Note accrues interest at the rate of 8% per annum, with all principal and accrued interest due on the due date of February 17, 2012.  The repayment of the Consolidated Note was senior to all of the Company’s other outstanding obligations other than the Bova Note (defined below).  In connection with Mr. Miller agreeing to the terms and conditions of the Consolidated Note, the Company agreed to grant Mr. Miller warrants to purchase 6,050,000 shares of the Company’s common stock at an exercise price of $0.0455 per share, which warrants vested immediately and were to expire on February 17, 2012 (the “Miller Warrants”).

Effective November 30, 2009, Mr. Miller loaned the Company an additional $125,000 which was to mature on December 1, 2010, with interest only payments due quarterly at 10% per annum.

Effective February 17, 2010, the Company entered into an Amended and Restated Promissory Note with Steve Bova, an individual, and an accredited investor (which amended and restated a previous promissory note which also had an effective date of February 17, 2010 (the “Bova Note”).  The Bova Note had a principal amount of $150,000, which represented amounts loaned to the Company by Mr. Bova.  The Bova Note accrues interest at the rate of 8% per annum, with all principal and accrued interest due on the due date of February 17, 2012.  The repayment of the Bova Note was senior to all of the Company’s other outstanding obligations.  In connection with Mr. Bova agreeing to the terms and conditions of the Bova Note, the Company agreed to grant Mr. Bova warrants to purchase 3,300,000 shares of the Company’s common stock at an exercise price of $0.0455 per share, which warrants vested immediately and were to expire on February 17, 2012 (the “Bova Warrants”).

In March 2010, the Company entered into a $6,000 per month consulting agreement with the Clark Bova Group, LLC (the “Bova Agreement”).  Mr. Bova is partner at the Clark Bova Group, LLC.  Under the terms of this agreement, the Clark Bova Group, LLC agreed to provide the Company management oversight, strategic consulting, and corporate finance advisory services for the period of one year. The agreement provided the Company specific deliverables and work products produced by multiple named individuals. The Company can terminate this agreement at any time with 90 days prior notice.  The parties mutually agreed to terminate this agreement in June 2010 after total payments of $18,000.

As a result of the Exchange and the Spin-Off, and effective as of October 25, 2010, the Company’s prior assets, liabilities and operations relating to the Company’s operations as a short-code application provider were transferred and spun-off to Sumotext Corporation, a private Nevada corporation then solely owned by Timothy Miller, our former President and Director and James Stevenson (a former shareholder of the Company).  As a result, the Consolidated Note, November 2009 note owed to Mr. Miller, the Miller Warrants, Bova Warrants and Cooper Warrants (as defined above), as well as the Company’s assets including the Atreides and DataMethodology agreements and Bova Agreement agreements were assumed by Sumotext Corporation, and are no longer owned by, held by or represent liabilities of the Company as of October 25, 2010. Moving forward, the Company’s sole assets will be those owned by Sebring (acquired in the Exchange), and the Company’s sole operations will be conducted through Sebring, which operations are described in greater detail below.  The assets and operations of the Company’s prior short-code application provider services are reflected in the audited financial statements of the Company as of August 31, 2010 and 2009, attached hereto, as the Exchange did not close until October 25, 2010, subsequent to the end of the Company’s fiscal year.  The Company’s Quarterly Report on Form 10-Q for the periods ended November 30, 2010 and 2009 will contain information regarding the operations of Sebring and the Company plans to file audited and pro forma information relating to the acquisition of Sebring as an amendment to its Form 8-K filed with the Commission on October 29, 2010.

Under the Exchange Agreement, the Company assumed certain of Sebring’s obligations including an aggregate of $1,885,638 in convertible promissory notes (the “Convertible Notes”), an aggregate of $1,170,718 owed to Mr. Petracca, as described below and an aggregate of $165,000 in the form of non-convertible notes, among other liabilities.

Each Convertible Note bears interest at the rate of 12% per annum and is due and payable in March 2011(except for $100,000 notes which are already past due).  Upon an event of default as provided in the Convertible Notes, accrued and unpaid interest thereon is payable quarterly in cash or stock (as provided below).  The Convertible Notes provide the holders thereof the right, beginning on the seventh full month following the closing of the Exchange (i.e., May 2011)(the “Conversion Date”) to receive 1/6th of the principal amount of such Convertible Note (the “Conversion Amount”) in cash or shares of stock based on the Conversion Price.  The “Conversion Price” is equal to the lesser of a price per share of (a) 75% of the price per share paid by investors in any equity financing(s) which occur after the date of the Convertible Note in which the gross proceeds received by the Company meet or exceed $4,000,000; or (b) $1.72.  The Convertible Notes may be prepaid in full or in part at any time without penalty.  In the event the Convertible Notes are not paid within five days after notice of such default is given by the holder thereof, all principal and accrued interest due thereunder shall become immediately due and payable.  Assuming the full conversion of the Convertible Notes at the current Conversion Price of $1.72 per share, such Convertible Notes will convert into an aggregate of 1,096,301 shares of our common stock.

The Company also assumed Sebring’s obligations under the terms of a Settlement Agreement dated as of October 1, 2010 by and between Sebring LLC and Mr. Petracca (the “Settlement Agreement”), which settled certain amounts payable by Sebring to Mr. Petracca and required Mr. Petracca to dismiss a lawsuit previously filed against Sebring regarding the payment of such outstanding amounts payable, together with a promissory note in the principal amount of $1,170,718 issued to Mr. Petracca dated as of October 1, 2010 in connection therewith (the “Petracca Note”).  The Petracca Note bears interest at the rate of 12% per annum, provided that if an event of default occurs under the note, the Petracca Note bears interest at the rate of 20% per annum.  The Company is required to pay Mr. Petracca 1/3 of the outstanding and accrued interest due under the Petracca Note every 120 days (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), with the entire amount of the note payable by or before January 24, 2012.  Additionally, for each 120 days that the Petracca Note is issued and outstanding, the Company agreed to issue Mr. Petracca 1% of the issued and outstanding common stock of the Company (currently approximately 349,305 shares). The Petracca Note is secured by a security interest in substantially all of Sebring’s assets (the “Petracca Security Agreement”).  Pursuant to the Petracca Security Agreement, we agreed to pay Mr. Petracca 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Petracca Note. Mr. Petracca, as a result of the Exchange is the beneficial owner of approximately 15.1% of the Company’s issued and outstanding capital stock.

The Company also assumed a $100,000 promissory note payable to Die CON AG, which was secured by 7,491,639 shares of the Company’s common stock (the “Redemption Note”), which has been repaid to date.

Sebring is a party to a license agreement with Engineering Consulting and Solutions GmbH (“ECS”) that permits the Company, through Sebring, to market eCenter and its eCenter-icm2 products as a reseller in North and South America, subject to the Company making a payment of $150,000 to ECS, which was due and payable by December 1, 2010, and has not been paid to date (the “Advance Payment” and the “License Agreement”).

As a result of the Exchange, we assumed Sebring’s obligations under a lease encompassing approximately 2,000 square feet of office space at 1400 Cattlemen Rd., Suite D, Sarasota, Florida 34232, which continues on a month to month basis. This facility serves as our corporate headquarters.  In connection with the continuation of the lease, we agreed to pay the landlord $26,846.30 for back due rent.

Pursuant to an agreement between Sebring and Mr. Andersen, the Company’s sole officer and Director, Sebring agreed to pay Mr. Andersen $239,727.21 in accrued, but unpaid salary.
The Company estimates the need for approximately $400,000 of additional funding during the next 12 months to continue its business operations and an additional $2,000,000 to expand its operations, not including any funds due under the notes or other liabilities described above.

If we are unable to raise adequate working capital for fiscal 2011 and beyond, we will be restricted in the implementation of our business plan.  We estimate that we can continue to operate through February 2011 with our cash on hand if no additional funding is raised.  We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future.  In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities will result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page No.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
Balance Sheets as of August 31, 2010 and 2009	F-2
Statements of Operations for the years ended August 31, 2010 and 2009.	F-3
Statement of Stockholders’ Equity (Deficit) for the years ended August 31, 2010 and 2009.	F-4
Statements of Cash Flows for the years ended August 31, 2010 and 2009.	F-5

Notes to the financial statements	F-6 – F14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sebring Software, Inc., formerly Sumotext Incorporated

We have audited the accompanying balance sheets of Sebring Software, Inc., formerly Sumotext Incorporated (the “Company”) as of August 31, 2010 and 2009 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sebring Software, Inc., formerly Sumotext Incorporated as of August 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
December 13, 2010

SEBRING SOFTWARE, INC., FORMERLY SUMOTEXT INCORPORATED
BALANCE SHEETS

	August 31, 2010	August 31, 2009
Assets

Current Assets: Assets held for sale
Cash	$62,009	$130,083
Accounts receivables	40,262	32,296
Prepaid assets	15,000	-

Total Current Assets	117,271	162,379

Assets held for sale
Property and equipment, net of accumulated depreciation of $138,522 and $86,587, respectively	125,788	175,552

Total assets	$243,059	$337,931

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities: Current liabilities associated with assets held for sale
Accounts payable and accrued liabilities	$39,352	$38,571
Accrued expenses	15,540	9,470
Deferred revenue	51,681	43,320
Notes payable – related parties	125,000	435,000

Total current liabilities	231,573	526,361
Current liabilities associated with assets held for sale
Long term debt(related parties), net of discount	566,863	-

Total liabilities	798,436	526,361

Stockholders’ Equity (Deficit)

Common stock: $0.0001 par value, 1,100,000,000 shares authorized, 85,577,866 and 85,577,866 shares issued and outstanding, respectively	8,558	8,558
Additional paid-in capital	1,062,496	1,037,942
Accumulated deficit	(1,626,431)	(1,234,930)
Total stockholders' equity(deficit)	(555,377)	(188,430)

Total liabilities and stockholders' equity (deficit)	$243,059	$337,931

The accompanying notes are an integral part of these financial statements

SEBRING SOFTWARE, INC., FORMERLY SUMOTEXT INCORPORATED
STATEMENTS OF OPERATIONS

	Years ended August 31,
	2010	2009
Revenues

Subscription services	$-	$-

Total Revenues	-	-

Cost of revenues	-	-

Gross margin (loss)	-	-

Selling, general and administrative expenses	-	-

Loss from Operations	-	-

Net loss before discontinued operations	-	-

Loss from discontinued operations	(391,501)	(725,571)

Net loss	(391,501)	(725,571)

Basic and diluted loss per share from continued operations	$-	$-
Basic and diluted loss per share from discontinued operations	$-	$(0.01)
Basic and diluted loss per share	$-	$-
Basic and diluted weighted average of common shares outstanding	85,577,866	84,972,107

The accompanying notes are an integral part of these financial statements

SEBRING SOFTWARE, INC., FORMERLY SUMOTEXT INCORPORATED
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For The Years Ended August 31, 2010 and 2009

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at 08/31/08	82,494,720	$8,249	$842,051	$(509,359)	$340,941

Shares issued for cash	3,083,146	308	195,892		196,200

Net Loss				(725,571)	(725,571)

Balances at 08/31/09	85,577,866	$8,558	$1,037,942	$(1,234,930)	$(188,430)

Warrants, discount on debt			24,554		24,554

Net Loss				(391,501)	(391,501)

Balances at 08/31/10	85,577,866	$8,558	$1,062,496	$(1,626,431)	$(555,377)

The accompanying notes are an integral part of these financial statements

SEBRING SOFTWARE, INC., FORMERLY SUMOTEXT INCORPORATED
STATEMENTS OF CASH FLOWS

	Years ended August 31,
	2010	2009

Cash flows from operating activities:

Net loss from discontinued operations	$(391,501)	$(725,571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,935	51,342
Amortization of debt discount	6,417	-
Changes in operating assets and liabilities:
Account receivables	(7,966)	(32,296)
Employee receivables	-	5,805
Deposits and prepaid assets	(15,000)	2,500
Accounts payable	791	12,913
Accrued expenses	6,060	7,070
Deferred revenue	8,361	31,320

Net cash provided by (used in) operating activities (discontinued operations)	(340,903)	(646,917)

Cash flows from investing activities:

Purchase of property and equipment	(2,171)	(10,551)

Net cash (used in) investing activities (discontinued operations)	(2,171)	(10,551)

Cash flows from financing activities:
Proceeds from issuance of notes payable – (related party)	275,000	275,000
Payments on shareholder advances	-	(12,677)
Proceeds from issuance of stock	-	196,200

Net cash provided by financing activities (discontinued operations)	275,000	458,523

Net increase (decrease) in cash and cash equivalents	(68,074)	(198,945)

Cash and cash equivalents, beginning of period	130,083	329,028

Cash and cash equivalents, end of period	$62,009	$130,083

Supplemental cash flow information:
Interest paid	$39,658	$2,521
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

SEBRING SOFTWARE, INC., FORMERLY SUMOTEXT INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Sebring Software, Inc., formerly Sumotext Incorporated (“the Company”), was incorporated in Arkansas on June 8, 2007 and does business as SUMOTEXT, Inc. at http://www.sumotext.com.  On September 10, 2008 the Company converted into a Nevada corporation and contemporaneously changed its name to SUMOTEXT Incorporated.  The Company is a hosted application provider that enables businesses to instantly launch product offers, promotions, and time-sensitive alerts into the mobile channel via shared or dedicated mobile short codes.

As consumers ‘opt-in’ to one of our business client’s mobile programs, the consumer’s mobile contact information is added to that client’s database. This ‘opt-in’ process gives that client expressed permission to send that customer targeted marketing campaigns via SMS (Short Message Service), also known as text messaging.

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

As a result of the Exchange and the Spin-Off (described in Note 9 hereof), and effective as of October 25, 2010, the Company’s prior assets, liabilities and operations relating to the Company’s operations as a short-code application provider were transferred and spun-off to Mr. Miller, the Company’s prior President and Director and Mr. Stevenson and moving forward, the Company’s sole assets will be those owned by Sebring Software, LLC (“Sebring”)(acquired in the Exchange), and the Company’s sole operations will be conducted through Sebring.  The assets and operations of the Company’s prior short-code application provider services are reflected in the audited financial statements of the Company as of August 31, 2010 and 2009, attached hereto, as the Exchange did not close until October 25, 2010, subsequent to the end of the Company’s fiscal year.  The Company, through Sebring, has rights, pursuant to a License Agreement, to become a reseller of a product which enables enterprises to apply rich internet application (“RIA”) technology to the wealth of existing (legacy) applications to help deliver a maximum on "return on assets."

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. There were no cash equivalents at August 31, 2010 and 2009, respectively.

Concentration of Credit Risk
The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits.  As of August 31, 2010 the cash accounts did not exceed the federal insurance limit of $250,000.

Revenue Recognition
The Company generates revenue through monthly service subscriptions and licensing fees charged to sales representatives. The Company’s revenue transactions include set-up fees and recurring monthly subscription payments from small businesses and brand companies that desire to create mobile loyalty and rewards programs. The Company recognizes revenue when persuasive evidence of an arrangement exists, performance has occurred, the fee is fixed or determinable, and collectability is probable.

The Company recognizes revenue in accordance with ASC 985, Software Revenue Recognition, and ASC 605, Revenue Recognition in the Financial Statements. ASC 985 states that a software element covered by ASC 985 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company’s hosting arrangements do not allow the customer the contractual right to take possession of the software during the hosting period; accordingly, the hosting arrangements are considered service contracts. Revenues are recognized as the subscription services are provided.  Amounts collected prior to subscription use being provided are recorded as deferred revenue.

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

Impairment of Long-Lived Assets
The Company applies the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2010 and 2009, there was no impairment of long-lived assets.

Internally Developed Software
ASC 350, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires all costs related to the development of internal-use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. Internally developed software costs are amortized on a straight-line basis over the estimated useful life of the software.  During the years ended August 31, 2010 and August 31, 2009 the Company capitalized developed software costs of $0 and $0, respectively.

Income Taxes
For the period ended August 31, 2008, the Company was an S corporation under the provisions of the Internal Revenue Code of 1986, as amended.  For federal and state income tax purposes, the Company was not subject to tax on its income.  The Company’s income and/or loss flows through to the shareholders of the Company and is taxed to them individually.  On August 31, 2008, the Company revoked the election to be treated as an S corporation.  For the years ended August 31, 2010, and August 31, 2009, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes of operating losses that are available to offset future taxable income.

Fair Value of Financial Instruments
ASC Codification Topic 820 – Fair Value Measurements and Disclosures, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2010. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Advertising
The Company expenses advertising costs as they are incurred. The total advertising costs expensed for the year ended August 31, 2010 and for the year ended August 31, 2009 were $9,213 and $3,345, respectively.

Earnings (Loss) Per Share
ASC 260, “Earnings per Share”, which replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, is used to calculate earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. For the years ended August 31, 2010 and August 31, 2009, all potentially dilutive securities are anti-dilutive.

Stock Based Compensation:
Stock-based awards to non-employees are accounted for using the fair value method in accordance with ASC Codification Topic 718 – Share-Based Payments.

We adopted the provisions of Topic 718 which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with ASC Codification Topic 815 – Derivatives and Hedging. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Recent Accounting Pronouncements
The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its material position or results of operations.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard was effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this ASU.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in this ASU are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements. The amendments in this ASU requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements which amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material effect on the Company’s financial statements.

We adopted the ASC 820-10, Fair Value Measurement at inception. ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

	Level 1. Observable inputs such as quoted prices in active markets;

	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

					Total
					Gains
Description	Level 1		Level 2	Level 3	(Losses)
Note Payable – Related Party (net)	$	$		$691,863	$-
Software Development (net)				107,994	-
Totals				799,857

ASC 825-10, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us at inception. ASC 825-10 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the year ended August 31, 2010, there were no applicable items on which the fair value option was elected. ASC 825-10 may impact our consolidated financial statements in the future.

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

Note 3. Related Party Transactions

During the year ended August 31, 2010 and for the period ended August 31, 2009, the Company entered into contracts with two companies, Atreides, Inc., owned 100% by the President and shareholder of the Company, and Datamethodolgy, Inc, owned 100% by another shareholder of the Company.  The companies were contracted to design, develop and test the hosted application software that the Company uses to generate revenue.  During the year ending August 31, 2010, and during the year ending August 31, 2009, the Company paid Atreides, Inc. $127,822 and $115,041 respectively, for managing and training the Company’s sales representatives which was recorded as selling, general and administrative expenses.  For the year ended August 31, 2010, and for the year ended August 31, 2009, the Company paid Datamethodology, Inc. $127,020 and $124,200, respectively, for maintenance and upgrading software related issues which was recorded as a cost of revenue.

In June 2007, the Company was advanced $160,000 from a shareholder of the Company.  The advance is due on demand as a payable and bears no interest, and has no collateral. As of August 31, 2010 and 2009 the entire balance of the advance was outstanding.

In April 2009, the Company borrowed $100,000 from the Company’s Chief Executive Officer and Director who is also a shareholder of the Company.  The note payable is due April 2010, bears 10% interest only due quarterly, and has no collateral. As of August 31, 2010 the entire balance of the note was outstanding.

In July 2009, the Company borrowed $50,000 from the Company’s Chief Executive Officer and Director who is also a shareholder of the Company.  The note payable is due July 2010, bears 10% interest only due quarterly, and has no collateral. As of August 31, 2010, the entire balance of the note was outstanding.

In August 2009, the Company borrowed $50,000 from the Company’s Chief Executive Officer and Director who is also a shareholder of the Company.  The note payable is due August 2010, bears 10% interest only due quarterly, and has no collateral. As of August 31, 2010, the entire balance of the note was outstanding.

In August 2009, the Company borrowed $75,000 from the Company’s Chief Executive Officer and Director who is also a shareholder of the Company.  The note payable is due August 2010, bears 10% interest only due quarterly, and has no collateral. As of August 31, 2010 the entire balance of the note was outstanding.

In November 2009, the Company borrowed $125,000 from a shareholder of the Company.  The note payable is due November 2010, bears 10% interest only due quarterly, and has no collateral. As of August 31, 2010 the entire balance of the note was outstanding.

In February 2010, the Company borrowed $150,000 from an individual accredited investor, Steve Bova, an advisor of the Company (the “Advisor”).  The note payable is due in February 2012, bears 8% interest due quarterly and has no collateral. As of August 31, 2010, the entire balance of the note was outstanding.  In connection with the note, the Company granted warrants to the investor to purchase 3,300,000 shares of common stock at an exercise price at $0.0455 per share.  The warrants expire February 17, 2012. As of August 31, 2010, all the warrants remain outstanding.

In February 2010, the Company consolidated four note payables totaling $275,000 that were outstanding from the President and a shareholder of the Company.  The note payable of $275,000 is due in February 2012, bears 8% interest due quarterly and has no collateral. As of August 31, 2010  the entire balance of the note was outstanding.  In connection with the note, the Company granted warrants to the shareholder to purchase 6,050,000 shares of common stock at an exercise price at $0.0455 per share.  The warrants expire February 17, 2012. As of August 31, 2010, all the warrants remain outstanding.

In March 2010, the Company entered into a $6,000 per month consulting agreement with the Clark Bova Group, LLC, where the Advisor is a partner.  Under the terms of this agreement, the Clark Bova Group, LLC will provide the Company management oversight, strategic consulting, and corporate finance advisory services for the period of one year. The agreement provides the Company specific deliverables and work products produced by multiple named individuals. The parties mutually terminated this agreement in June after total payments of $18,000.

Note 4. Operating Lease

The Company conducts its operations from one facility that is leased under an operating lease.  The lease is a twelve month lease with monthly lease payments of $1,670 which expires June 30, 2011.

The following is a schedule of future minimum rental payments under the above operating lease as of August 31, 2010:

Year Ending August 31,	Amount
2011	$16,700
$16,700

Rental expense for the year ended August 31, 2010 and for the period ended August 31 2009, amounted to $21,267 and $29,088, respectively.

Note 5. Property and Equipment

Property and equipment consisted of the following:

	August 31, 2010	August 31, 2009
Equipment (3-5 year life)	$23,406	$22,393
Furniture and fixtures (5-10 year life)	9,489	8,331
Internal Use Developed Software (5 year life)	231,415	231,415

Total	264,310	262,139

Accumulated depreciation and amortization	(138,522)	(86,587)
	$125,788	$175,552

Depreciation expense for year ended August 31, 2010 and for the period ended August 31, 2009 was $51,935 and $51,342, respectively.

Note 6. Stockholders’ Equity

Common Stock

In October 2007, the Company issued 6,076,620 common shares for cash totaling $150,000.

In January 2008, the Company issued 5,155,920 common shares for cash totaling $150,000.

In April 2008, the Company issued 4,419,360 common shares for cash totaling $150,000.

In June 2008, the Company issued 11,600,820 common shares for cash totaling $400,000.

In June 2008, the Company effected a 16,740 to 1 forward stock split resulting in increasing the outstanding common stock from 4,928 to 82,494,720 shares.  The par value per share was reduced to $.0001 from $1 per share and the amount of authorized shares was increased to 100,000,000 from 100,000 (the “June 2008 Forward Split”).

In October 2008 the Company sold units of securities consisting of common stock and warrants to purchase additional shares of common stock in a private placement. Aggregate gross proceeds of $100,000 were received for 1,571,427 shares of common stock and warrants to purchase an additional 1,571,427 shares of common stock. The relative fair value of the common stock was $54,931 and the relative fair value of the warrants was $45,068. The warrants have an exercise price of $0.70 per share and expire on October 24, 2011.
In November 2008, the Company issued 1,082,719 common shares for cash totaling $68,900.

In December 2008, the Company issued 429,000 common shares for cash totaling $27,300.

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

On August 25, 2010, the Board of Directors (the “Board”) of the Company, consented to and approved an eleven-for-one forward split of the Company’s issued and outstanding shares of common stock (the “August 2010 Forward Split” and together with the June 2008 Forward Split, the “Forward Splits”).  In connection with the August 2010 Forward Split, the authorized common stock of the Company was increased from 100,000,000 shares to 1,100,000,000 shares of common stock.  There were no changes to the number of authorized shares of the Company’s preferred stock, or the par value of the common or preferred stock.  The August 2010 Forward Split became effective on September 15, 2010 (the “Effective Date”), with the Secretary of State of Nevada, and September 27, 2010 with FINRA.

The effects of the Forward Splits are retroactively reflected throughout this report, unless otherwise noted.

Warrants
In February 2010, the Company issued warrants to the holders of two notes. The warrants were exercisable immediately and expire on February 17, 2012. As of August 31, 2010 all warrants remain outstanding.

Shares
Outstanding at August 31, 2009	-
Granted	9,350,000
Forfeited	-
Outstanding at August 31, 2010	9,350,000

Note 7. Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with ASC 740, “Accounting for Income Taxes”. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

The Company accounts for income taxes in accordance with ASC 740, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

We currently believe given our operational status it is remote that we will pay federal income taxes in the future. We also do not have any material uncertain income tax positions. We have a NOL carryfoward of approximately $ 1,121,505 which will begin to expire in fiscal year ended August 31, 2024.

Deferred Tax Asset	August 31, 2010
NOL carryforward	$1,111,053
Valuation Allowances	(1,111,053)
Total	$0

Note 8. Discontinued Operations

Effective September 23, 2010, the Company consummated a Securities Purchase Agreement (“Purchase Agreement”) with Timothy Miller, Jim Stevenson, Doug Cooper, Joe Miller, and Eric Woods, all greater than 5% shareholders of the company(“Selling Shareholders”) and Sebring Software, LLC, (“Sebring”).

The Selling Shareholders will sell 69,376,450 shares (“Shares”) of the Company’s common stock  to Sebring in exchange for $286,417 or $0.004128 per share (“Purchase Price”).  The Shares approximate 81.1% of the issued and outstanding shares of the Company.

At the time of the execution of the purchase agreement, Timothy Miller is the sole officer and director of the Company.  Additionally, certain other shareholders of the Company, Including Eric Woods, Jim Stevenson, and Sharon Miller, who were greater than 5% shareholders of the Company also agreed to sell an aggregate of 15,475,416 shares of the Company’s common stock to unaffiliated third parties in private transactions in consideration for an aggregate of $63,860 or $0.004217 per share, transaction closed on October 25, 2010.

Effective September 23, 2010, the Company appointed Leif Anderson as Sebring’s designee to the board of directors.

In accordance with ASC 205-20-45-1 through 45-9, the operations of the Company that are being spun off into another private entity are a component of the entity that should be disclosed in discontinued operations.  This is due to the fact that the operations and cash flows of the component have been eliminated from the ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.  In addition, in accordance with ASC 205-20-55, the evaluation of whether the criteria are expected to be met for a component that is either disposed of or classified as held for sale at the balance sheet date should include significant events or circumstances that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

Note 9. Subsequent Events

On September 17, 2010, the Company consummated a Securities Purchase Agreement (the “Purchase Agreement”) with Timothy Miller, Jim Stevenson, Doug Cooper, Joe Miller, the brother of Timothy Miller, and Eric Woods, all then greater than 5% shareholders of the Company (the “Selling Shareholders”) and Sebring Software LLC, a Florida limited liability company (“Sebring”), pursuant to which the Selling Shareholders sold 69,376,450 shares (the “Shares”) of the Company’s common stock to Sebring in exchange for $286,147 or $0.004125 per share (the “Purchase Price”).  The Shares represented approximately 81.1% of the issued and outstanding shares of the Company.  Mr. Timothy Miller is one of the Selling Shareholders and, at the time the Purchase Agreement was executed, was the President and sole Director of the Company. Additionally, certain other shareholders of the Company, including Eric Woods, Jim Stevenson and Sharon Miller, Timothy Miller’s Mother, who were then greater than 5% shareholders of the Company also agreed to sell an aggregate of 15,475,416 shares of the Company’s common stock to unaffiliated third parties in private transactions in consideration for an aggregate of $63,830 or $0.004125 per share.

Pursuant to the terms of the Purchase Agreement, effective September 23, 2010, Leif Andersen was appointed as a Director of the Company.

On October 18, 2010, Matthew Lozeau resigned his position as the Company’s secretary.

On October 25, 2010, Timothy Miller resigned as the President and Chief Executive Officer of the Company and Mr. Andersen was appointed to serve as the President and Chief Executive Officer of the Company.  Following Mr. Andersen’s appointment as President and Chief Executive Officer of the Company, Timothy Miller resigned as a Director of the Company, leaving Mr. Andersen as the sole officer and Director of the Company.

On October 25, 2010, pursuant to the terms of an Exchange and Reorganization Agreement between the Company, Sebring, Thor Nor, LLC, which is controlled by Leif Andersen (“Mr. Andersen”), Asbjorn Melo (“Mr. Melo”) and Lester Petracca (“Mr. Petracca” and, together with Mr. Melo and Mr. Andersen, the “Sebring Members”), the Company acquired all of the membership interests of Sebring in exchange for 18,729,098 shares of the Company’s common stock and the assumption of all of Sebring’s then liabilities (the “Exchange” and the “Exchange Shares”).  The liabilities assumed by the Company include an aggregate of $1,885,638 in convertible promissory notes (the “Convertible Notes”), an aggregate of $1,170,718 owed to Mr. Petracca, as described below and an aggregate of $165,000 in the form of non-convertible notes, among other liabilities.  As a result of the Exchange, Mr. Andersen, the sole officer and Director of the Company, through Thor Nor, LLC, a limited liability company controlled by Mr. Andersen, is also the beneficial owner of approximately 20.85% of the issued and outstanding capital stock of the Company.

As a result of the Exchange and the Spin-Off, and effective as of October 25, 2010, the Company’s prior assets, liabilities and operations relating to the Company’s operations as a short-code application provider were transferred and spun-off to Mr. Miller and Mr. Stevenson and moving forward, the Company’s sole assets will be those owned by Sebring (acquired in the Exchange), and the Company’s sole operations will be conducted through Sebring.  The assets and operations of the Company’s prior short-code application provider services are reflected in the audited financial statements of the Company as of August 31, 2010 and 2009, attached hereto, as the Exchange did not close until October 25, 2010, subsequent to the end of the Company’s fiscal year.

On August 25, 2010, the Board of Directors (the “Board”) of the Company, consented to and approved an eleven-for-one forward split of the Company’s issued and outstanding shares of common stock (the “August 2010 Forward Split”).  In connection with the August 2010 Forward Split, the authorized common stock of the Company was increased from 100,000,000 shares to 1,100,000,000 shares of common stock.  There were no changes to the number of authorized shares of the Company’s preferred stock, or the par value of the common or preferred stock.  The August 2010 Forward Split became effective on September 15, 2010 (the “Effective Date”) with the Secretary of State of Nevada and on September 27, 2010 with FINRA.

The effects of the August 2010 Forward Split are retroactively reflected throughout this report, unless otherwise noted.

On October 28, 2010, shareholders of the Company holding a majority of the issued and outstanding shares of capital stock of the Company, by written consent, approved an amendment to the Company’s Articles of Incorporation to change the Company’s name from “Sumotext Incorporated” to “Sebring Software, Inc.”  The amendment was filed with the Nevada Secretary of State on October 29, 2010.  The amendment has been affected in the marketplace by FINRA, however, the Company did not provide the non-consenting shareholders the required notice and documentation of the proposed name change pursuant to Regulation 14C of the Securities Exchange Act of 1934, as amended.  As such, the Company plans to file a Schedule 14C filing with the Commission and take appropriate action pursuant to Regulation 14C moving forward, to properly affect such name change provided that the Company has already discontinued to use the corporate name “Sumotext Incorporated” and affected a name change to “Sebring Software, Inc.”

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

(b)           Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of August 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a material weakness.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at August 31, 2010:

•	Segregation of duties in the handling of cash, cash receipt, and cash disbursement was not formalized.
•	Errors in and/or in connection with a number of journal entries for the accrual of liabilities.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial reporting in 2010. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as funds are available to the Company (1) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to provide expert advice.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report

(c)           There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules13a-15 or 15d-15 under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our Director and executive officer as of the date of this filing. There are no other persons who can be classified as a promoter or controlling person of us.

Name	Age	Position

Leif Andersen	54	President, Chief Executive Officer, and Director and Chief Executive Officer and President of Sebring
John Sauickie, Jr.	47	Chief Financial Officer and Executive Vice President of Sebring Software, LLC

Leif Andersen:

Mr. Andersen was appointed as a Director of the Company effective September 23, 2010 and as the President and Chief Executive Officer of the Company on October 25, 2010.  Mr. Andersen has been the managing member of Sebring Software, LLC, a Florida limited liability company (which became a wholly-owned subsidiary of the Company as a result of the Exchange), since its inception in November of 2006.  Sebring Software, LLC is in the business of providing software integration solutions.  From 1987 to August 2006, Mr. Andersen was the President of Vermax, Inc., a Utah corporation that manufactured bathroom fixtures.  Mr. Andersen was born in Norway, was raised in Brazil and has worked in a number of western countries. Mr. Andersen studied Chemical Engineering at the Norwegian Institute of Technology from 1975-1979.  Subsequently, he has led companies in the hospitality industry, building materials, management consulting, high technology and energy markets.  Mr. Andersen began his business career with the Donovan Companies, St. Paul, Minnesota, USA.  While at Donovan he was involved with the distribution of propane, natural gas, coal mining and other ventures. In addition Mr. Andersen was engaged in cogeneration projects and introducing new technology into natural gas air conditioning systems manufactured by Yazaki in Japan.  Mr. Andersen has been the CEO of 4 start ups and led companies with as many as 460 employees. Mr. Andersen served as liaison for the Norwegian Olympic Committee, was appointed and served as the Salt Lake City, Utah Consul for the Kingdom of Norway from 1995 to 2004 and was made a Knight of the First Order by His Majesty King Harald V in 2002.

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

John Sauickie, Jr.:

Mr. Sauickie has served as the Chief Financial Officer and Executive Vice President of Sebring (a wholly-owned subsidiary as a result of the Exchange) since June 1, 2010. Previously, Mr. Sauickie was Founder and also served as the Chief Executive Officer of Titanium Asset Management Corp. from February 2007 to April 2008, and led the company through its initial public offering and listing on the London AIM Stock Exchange. Mr. Sauickie also served as the Managing Director and Portfolio Manager at Wood Asset Management and as the Managing Partner of SKC Capital from April 2004 to May 2010, where he was responsible for managing portfolios of corporate and high net worth individuals. From November 1993 to March 2004, Mr. Sauickie served as Vice President with Merrill Lynch. From August 1988 to October 1993, Mr. Sauickie served as Vice Present of Shearson Lehman Brothers. Mr. Sauickie is a Registered Investment Adviser and obtained a Bachelors degree from William Paterson College in 1988.

Involvement in Certain Legal Proceedings

Our Director and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences’);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board of Directors.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. Board of Directors, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this report.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by only a limited number of employees, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our Directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.  Based solely on the reports received by us and on the representations of the reporting persons, we believe that Thor Nor, LLC (which is controlled by our President and Chief Executive Officer, Leif Andersen), Leif Andersen, Sebring Software, LLC (our current wholly-owned subsidiary and our prior majority shareholder) and Lester Petracca, have not complied with applicable filing requirements under the Exchange Act.  We anticipate such persons making their required Exchange Act filings shortly after the filing of this report.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table:

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Leif Andersen CEO, President and Director (2)	2010	-	-	-	-	-	-	-	$-

Timothy Miller CEO, President, and Director (2)	2010	127,822(1)	-	-	-	-	-	-	$127,822
	2009	115,041(1)	-	-	-	-	-	-	$115,041

The table above does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.  Other than the individual listed above, we had no executive employees or Directors during the years listed above.

(1) Represents amounts paid pursuant to Mr. Miller’s consulting agreement, as described in greater detail above.

(2) On October 25, 2010, Timothy Miller resigned as the President and Chief Executive Officer of the Company and Leif Andersen was appointed to serve as the President and Chief Executive Officer of the Company.  Following Mr. Andersen’s appointment as President and Chief Executive Officer of the Company, Timothy Miller resigned as a Director of the Company, leaving Mr. Andersen as the sole officer and Director of the Company.  Mr. Andersen was paid $20,769.30 in compensation from Sebring during the year ended August 31, 2010.  Pursuant to an agreement between Sebring and Mr. Andersen, Sebring agreed to pay Mr. Andersen $239,727.21 in accrued, but unpaid salary.  Sebring also owes Mr. Andersen $78,000 in accrued but unpaid bonuses from prior fiscal years.

Employment Agreement

Mr. Andersen and Sebring entered into a Management Employment Agreement (the “Employment Agreement”) effective June 3, 2008, which Employment Agreement was assumed by the Company in connection with the Exchange.  Pursuant to the Employment Agreement, Mr. Andersen agreed to serve as the Chief Executive Officer and President of Sebring for a term of 36 months (i.e., until June 3, 2011), provided that the Employment Agreement is automatically renewed if not terminated with thirty days prior notice.  Pursuant to the Employment Agreement, Mr. Andersen is to receive a salary of $250,000 per year, as well as bonuses as determined by the Board of Directors, and a car allowance of $800 per month.

Mr. Andersen’s Employment Agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “Cause” as defined in the agreement or Mr. Andersen for “Good Reason” as defined in the agreement.  In the event the Employment Agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring.

Mr. Andersen’s Employment Agreement includes a non-compete clause, whereby Mr. Andersen agreed not to compete with Sebring for a period of two years following the termination of the Employment Agreement.

Mr. Andersen was paid $20,769.30 in compensation from Sebring during the year ended August 31, 2010.  Pursuant to an agreement between Sebring and Mr. Andersen, Sebring agreed to pay Mr. Andersen $239,727.21 in accrued, but unpaid salary.  Sebring also owes Mr. Andersen $78,000 in accrued but unpaid bonuses from prior fiscal years.

Sebring also has an employment agreement in place with John Sauickie, its Executive Vice President and Chief Financial Officer.  The employment agreement has a three year term, effective as of June 3, 2010, and provides for yearly compensation to Mr. Sauickie of $180,000 as well as bonuses as determined by the Board of Directors, and a car allowance of $800 per month.  The Company also agreed to issue Mr. Sauickie 1,000,000 shares of common stock, which the Company anticipates issuing in February 2011 in consideration for services rendered.

Mr. Sauickie’s employment agreement can be terminated by Mr. Sauickie at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “Cause” as defined in the agreement or Mr. Sauickie for “Good Reason” as defined in the agreement.  In the event the employment agreement is terminated by the Company without Cause or by Mr. Sauickie for Good Reason, Mr. Sauickie is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Sauickie’s entry into a release satisfactory to Sebring.

Mr. Sauickie’s employment agreement includes a non-compete clause, whereby Mr. Sauickie agreed not to compete with Sebring for a period of two years following the termination of the employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of Common Stock as of December 10, 2010, by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of Common Stock based on 34,930,514 shares outstanding as of December 10, 2010 (which number includes 18,279,098 shares issuable in connection with the Exchange (described above), which have not been physically issued to date, but have been included in the number of issued and outstanding shares disclosed throughout this report), (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of December 10, 2010.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Leif Andersen Chief Executive Officer and Director of the Company and Sebring 1400 Cattlemen Rd, Suite D Sarasota, Florida 34232	12,646,320(1)	36.0%
John Sauickie, Jr. CFO and VP of Sebring 1400 Cattlemen Rd, Suite D Sarasota, Florida 34232	-(2)	*
Lester Petracca c/o Triangle Equities 30-56 Whitestone Expressway Whitestone, NY 11354	5,343,733(2)	15.1%
All Officers and Directors as a Group (2 persons)	12,646,320(1)	36.0%

(1) Mr. Andersen holds 12,486,065 shares of the Company’s common stock through Thor Nor, LLC, an entity which he controls.  Includes 160,255 shares issuable in connection with the conversion of an outstanding convertible promissory note held by Thor Nor, LLC, in the amount of $275,638, which has a conversion rate of $1.72 per share.  Does not include any warrants due to Thor Nor, LLC in connection with the $275,638 of Convertible Notes held by it, as such warrants have not been granted to date.

(2) Does not include 1,000,000 shares which the Company has agreed to issue Mr. Sauickie in consideration for services rendered, which shares the Company does not intend to issue to Mr. Sauickie within the next 60 days.

(3) Includes 349,305 shares, representing 1% of the Company’s outstanding shares, which shares are issuable to Mr. Petracca in connection with the Petracca Note on January 29, 2011, as described in greater detail above. Does not include any warrants due to Mr. Petracca in connection with the $250,000 of Convertible Notes held by him, as such warrants have not been granted to date.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On our about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Timothy Miller, in his capacity as President of Atreides, LLC, described in greater detail above.   Timothy Miller was the then Chief Executive Officer, President and Director of the Company.  During the year ending August 31, 2010, and during the year ending August 31, 2009, the Company paid Atreides $127,822 and $115,041 respectively, for managing and training the Company’s sales representatives which was recorded as selling, general and administrative expenses.

On or about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Eric Woods in his capacity as President of DataMethodology, LLC, described in greater detail above.  Eric Woods is a former greater than 5% shareholder of the Company. For the year ended August 31, 2010, and for the year ended August 31, 2009, the Company paid DataMethodology $127,020 and $124,200, respectively, for maintenance and upgrading software related issues which was recorded as a cost of revenue.

In June 2007, the Company issued 55,242,000 restricted shares of its Common Stock in consideration for an aggregate of $300 including 19,334,700 shares to Timothy Miller, the Company’s then Chief Executive Officer, President and Director, 15,467,760 shares to Jim Stevenson, 13,810,500 shares to Joe Miller, the our then Vice President of Sales (a non-executive position) and the brother of Timothy Miller, our then Chief Executive Officer, and 6,629,040 shares to Eric Woods.

In October 2007, we issued an aggregate of 6,076,620 restricted shares of our Common Stock to Ray Miller, the father of Timothy Miller, our then Chief Executive Officer, in consideration for aggregate consideration of $150,000.

In January 2008, we issued an aggregate of 2,577,960 restricted shares of our Common Stock to Jim Stevenson and 2,577,960 restricted shares of our Common Stock to another investor for aggregate consideration of $150,000 ($75,000 each).

In April 2008, we issued an aggregate of 4,419,360 restricted shares of our Common Stock to three investors for aggregate consideration of $150,000.

In June 2008, we issued an aggregate of 11,600,820 restricted shares of our Common Stock to Doug Cooper, an individual, for aggregate consideration of $400,000.

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

In October 2008, we issued an aggregate of 1,571,427 units to Doug Cooper, each unit consisting of one share of our Common Stock and one warrant to purchase one share of our Common Stock at an exercise price of $0.0636 per share, for aggregate consideration of $100,000.  The warrants expire in October 2011.

In February 2009, we entered into amendments to the agreements with Atreides and DataMethodology, to clarify those agreements.

Effective February 24, 2009, Matthew Lozeau was appointed as the Secretary of the Company.

On our about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Timothy Miller, the then President of the Company, in his capacity as President of Atreides, LLC (“Atreides”), which was amended in February and March 2009, to clarify several of the provisions of the agreement. Timothy Miller is the former Chief Executive Officer, President and Director of the Company.   Mr. Miller is also the sole officer and employee of Atreides.   During the year ending August 31, 2010, and during the year ending August 31, 2009, the Company paid Atreides $127,822 and $115,041 respectively, for managing and training the Company’s sales representatives which was recorded as selling, general and administrative expenses.

On or about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Eric Woods in his capacity as President of DataMethodology, LLC (“DataMethodology”), which was amended in February 2009, to clarify several of the provisions of the agreement.  Eric Woods previously held approximately 7.7% of the Company’s outstanding Common Stock at the time of the parties entry into the Software Development and Consulting Agreement.  Mr. Woods is the sole officer and employee of DataMethodology, LLC.   For the year ended August 31, 2010, and for the year ended August 31, 2009, the Company paid DataMethodology $127,020 and $124,200, respectively, for maintenance and upgrading software related issues which was recorded as a cost of revenue.

On April 16, 2009, the Company’s then President, Timothy Miller, who was also a shareholder, loaned the Company $100,000 which was to mature on April 15, 2010 with interest only payments due quarterly at 10% per annum.

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

Effective February 17, 2010, the Company entered into an Amended and Restated Promissory Note with Mr. Miller (which amended and restated a previous promissory note which also had an effective date of February 17, 2010 (the “Consolidated Note”).  The Consolidated Note which had a principal amount of $275,000, amended and replaced the April 16, 2009, July 1, 2009, August 3, 2009 and August 27, 2009 promissory notes between the Company and Mr. Miller.  The Consolidated Note accrues interest at the rate of 8% per annum, with all principal and accrued interest due on the due date of February 17, 2012.  The repayment of the Consolidated Note was senior to all of the Company’s other outstanding obligations other than the Bova Note (defined below).  In connection with Mr. Miller agreeing to the terms and conditions of the Consolidated Note, the Company agreed to grant Mr. Miller warrants to purchase 6,050,000 shares of the Company’s common stock at an exercise price of $0.0455 per share, which warrants vested immediately and were to expire on February 17, 2012 (the “Miller Warrants”).

Effective November 30, 2009, Mr. Miller loaned the Company an additional $125,000 which was to mature on December 1, 2010, with interest only payments due quarterly at 10% per annum.

Effective February 17, 2010, the Company entered into an Amended and Restated Promissory Note with Steve Bova, an individual, and an accredited investor (which amended and restated a previous promissory note which also had an effective date of February 17, 2010 (the “Bova Note”).  The Bova Note had a principal amount of $150,000, which represented amounts loaned to the Company by Mr. Bova.  The Bova Note accrues interest at the rate of 8% per annum, with all principal and accrued interest due on the due date of February 17, 2012.  The repayment of the Bova Note was senior to all of the Company’s other outstanding obligations.  In connection with Mr. Bova agreeing to the terms and conditions of the Bova Note, the Company agreed to grant Mr. Bova warrants to purchase 3,300,000 shares of the Company’s common stock at an exercise price of $0.0455 per share, which warrants vested immediately and were to expire on February 17, 2012 (the “Bova Warrants”).

In March 2010, the Company entered into a $6,000 per month consulting agreement with the Clark Bova Group, LLC (the “Bova Agreement”).  Mr. Bova is partner at the Clark Bova Group, LLC.  Under the terms of this agreement, the Clark Bova Group, LLC agreed to provide the Company management oversight, strategic consulting, and corporate finance advisory services for the period of one year. The agreement provided the Company specific deliverables and work products produced by multiple named individuals. The Company can terminate this agreement at any time with 90 days prior notice.  The parties mutually agreed to terminate this agreement in June 2010 after total payments of $18,000.

In connection with and pursuant to the terms of the Spin-Off (described below) all of the Company’s pre-Exchange (also defined below) assets, operations, liabilities and warrants were spun-off to Sumotext Corporation, a private Nevada corporation then solely owned by Timothy Miller, our former President and Director and James Stevenson (a former shareholder of the Company).  As a result, the Consolidated Note, November 2009 note owed to Mr. Miller, the Miller Warrants, Bova Warrants and Cooper Warrants (as defined below), as well as the Company’s assets including the Atreides and DataMethodology agreements and Bova Agreement agreements were assumed by Sumotext Corporation, and are no longer owned by, held by or represent liabilities of the Company as of October 25, 2010.

On September 17, 2010, the Company consummated a Securities Purchase Agreement (the “Purchase Agreement”) with Timothy Miller, Jim Stevenson, Doug Cooper, Joe Miller, the brother of Timothy Miller, and Eric Woods, all then greater than 5% shareholders of the Company (the “Selling Shareholders”) and Sebring Software LLC, a Florida limited liability company (“Sebring”), pursuant to which the Selling Shareholders sold 69,376,450 shares (the “Shares”) of the Company’s common stock to Sebring in exchange for $286,147 or $0.004125 per share (the “Purchase Price”).  The Shares represented approximately 81.1% of the issued and outstanding shares of the Company.  Mr. Miller is one of the Selling Shareholders and, at the time the Purchase Agreement was executed, was the President and sole Director of the Company. Additionally, certain other shareholders of the Company, including Eric Woods, Jim Stevenson and Sharon Miller, Timothy Miller’s Mother, who were then greater than 5% shareholders of the Company also agreed to sell an aggregate of 15,475,416 shares of the Company’s common stock to unaffiliated third parties in private transactions in consideration for an aggregate of $63,830 or $0.004125 per share.

Gallileo Asset Management loaned the funds to Sebring to acquire the Shares pursuant to the terms of a secured convertible debt agreement.

Pursuant to the terms of the Purchase Agreement, effective September 23, 2010, Leif Andersen was appointed as a Director of the Company.

On October 18, 2010, Matthew Lozeau resigned his position as the Company’s secretary.

On October 25, 2010, Timothy Miller resigned as the President and Chief Executive Officer of the Company and Mr. Andersen was appointed to serve as the President and Chief Executive Officer of the Company.  Following Mr. Andersen’s appointment as President and Chief Executive Officer of the Company, Timothy Miller resigned as a Director of the Company, leaving Mr. Andersen as the sole officer and Director of the Company.

On October 25, 2010, pursuant to the terms of an Exchange and Reorganization Agreement between the Company, Sebring, Thor Nor, LLC, which is controlled by Leif Andersen (“Mr. Andersen”), Asbjorn Melo (“Mr. Melo”) and Lester Petracca (“Mr. Petracca” and, together with Mr. Melo and Mr. Andersen, the “Sebring Members”), the Company acquired all of the membership interests of Sebring in exchange for 18,729,098 shares of the Company’s common stock and the assumption of all of Sebring’s then liabilities (the “Exchange” and the “Exchange Shares”).  The liabilities assumed by the Company include an aggregate of $1,885,638 in convertible promissory notes (the “Convertible Notes”), an aggregate of $1,170,718 owed to Mr. Petracca, as described below and an aggregate of $165,000 in the form of non-convertible notes, among other liabilities.  As a result of the Exchange, Mr. Andersen, the sole officer and Director of the Company, through Thor Nor, LLC, a limited liability company controlled by Mr. Andersen, is also the beneficial owner of approximately 20.85% of the issued and outstanding capital stock of the Company.  As a result of the Exchange, the Company acquired all of the assets and liabilities of Sebring, including Sebring’s Management Employment Agreement with Mr. Andersen (as described in greater detail above under “Employment Agreement” and the rights to the License Agreement (described above under “Overview”).

Included in the Convertible Notes are notes issued to (a) Thor Nor, LLC, a limited liability company controlled by Mr. Andersen, in the principal amount of $275,638; and (b) a note in the amount of $250,000 issued to Mr. Petracca.  Each Convertible Note bears interest at the rate of 12% per annum and is due and payable in March 2011(except for $100,000 notes which are already past due).  The Convertible Notes are described in greater detail above under “Recent Change of Control and Change of Business Focus”.

The Company also assumed Sebring’s obligations under the terms of a Settlement Agreement dated as of October 1, 2010 by and between Sebring LLC and Mr. Petracca (the “Settlement Agreement”), which settled certain amounts payable by Sebring to Mr. Petracca and required Mr. Petracca to dismiss a lawsuit previously filed against Sebring regarding the payment of such outstanding amounts payable, together with a promissory note in the principal amount of $1,170,718 issued to Mr. Petracca dated as of October 1, 2010 in connection therewith (the “Petracca Note”).   The Petracca Note is secured by a security interest in substantially all of Sebring’s assets (the “Petracca Security Agreement”).  Mr. Petracca, as a result of the Exchange is the beneficial owner of approximately 15.1% of the Company’s issued and outstanding capital stock.  The Petracca Note and Petracca Security Agreement are described in greater detail above under “Recent Change of Control and Change of Business Focus”.

Pursuant to the terms of the Exchange, Sebring LLC caused the Company to cancel the 69,376,450 shares of the Company’s common stock acquired in connection with the Purchase Agreement, described above, which shares were cancelled effective October 29, 2010.  As a result of the Exchange and cancellation, Thor Nor LLC (which is controlled by Mr. Andersen), Lester Petracca and Asbjorn Melo acquired 12,486,065, 4,994,427 and 1,248,607 shares of the Company’s common stock, respectively, representing approximately 36%, 14% and 4% of the issued and outstanding shares of the Company’s common stock, respectively (in all cases including the Collateral Shares described below and not including any other convertible securities which they hold)(the Exchange Shares have not been physically issued to date, but have been included in the number of issued and outstanding shares disclosed throughout this report).   In addition, Sebring previously held 7,491,639 shares of the Company’s common stock for the benefit of the Sebring Members (the “Collateral Shares”), which shares have already been included in the totals above, which shares were released upon our payment of a promissory note issued by Sebring to Die CON AG in the principal amount of $100,000 (the “Redemption Note”).

The Company also entered into a Spin-Off Agreement with Timothy Miller and Jim Stevenson that became effective on October 25, 2010, whereby Mr. Miller and Mr. Stevenson, through Sumotext Corporation, a newly formed Nevada corporation, which was owned solely by Mr. Miller and Mr. Stevenson and had no affiliation with the Company acquired all of the pre-Exchange assets, liabilities and outstanding convertible securities of the Company existing as of September 17, 2010 (the “Spin-Off”).  Additionally, in connection with the Spin-Off all of the Company’s pre-Exchange assets, operations, liabilities and warrants were spun-off to Sumotext Corporation, a private Nevada corporation then solely owned by Timothy Miller, our former President and Director and James Stevenson (a former shareholder of the Company) and Sebring’s assets, liabilities and operations became the sole assets, liabilities and operations of the Company effective October 25, 2010, and the Company’s business focus changed to that of Sebring.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by Directors.  In connection with the approval of the transactions described above, our Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our Directors will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The fees billed for the fiscal years ended August 31, 2010 and 2009, for professional services rendered by our independent principal accountants, M&K CPAS, PLLC ("M&K"), for the audit of our annual financial statements as included in our Annual Report on Form 10-K were $15,000 and $11,000, respectively.

The fees billed for the fiscal year ended August 31, 2009, for professional services rendered by our former independent auditors, Malone & Bailey, PC (who were dismissed effective September 8, 2009) for the audit of our annual financial statements as included in our Annual Report on Form 10-K and Registration Statements on Form S-1, and the review of the financial statements included in our Registration Statement and Quarterly Reports on Form 10-Q, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years was $18,065.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

2.1(11)	Exchange and Reorganization Agreement dated as of October 25, 2010

2.2(11)	Spin-Off Agreement by and among Sumotext Incorporated, Tim Miller and Jim Stevenson effective as of October 25, 2010

3.1(1)	Articles of Incorporation

3.2(9)	Certificate of Change Pursuant to NRS 78.209

3.3*	Amendment to Articles of Incorporation

3.4(1)	Bylaws

10.1(1)	Software Development and Consulting Agreement with Atreides, LLC

10.2(1)	Software Development and Consulting Agreement with DataMethodology, LLC

10.3(2)	First Amendment to Software Development and Consulting Agreement with Atreides, LLC

10.4(2)	First Amendment to Software Development and Consulting Agreement with DataMethodology, LLC

10.5(3)	Second Amendment to Software Development and Consulting Agreement with Atreides, LLC
10.6(4)	Promissory Note with Timothy Miller - $100,000 -- April 16, 2009

10.7(6)	Promissory Note with Timothy Miller - $50,000 -- July 2, 2009

10.8(6)	Promissory Note with Timothy Miller - $50,000 – August 3, 2009

10.9(6)	Promissory Note with Timothy Miller - $75,000 – August 28, 2009

10.10(7)	Promissory Note with Timothy Miller - $125,000 – November 30, 2009

10.11(8)	Amended and Restated Promissory Note with Steven Bova – February 17, 2010

10.12(8)	Amended and Restated Promissory Note with Timothy Miller – February 17, 2010

10.13(10)	Securities Purchase Agreement

10.14(10)	Spin-Off Agreement

10.15(11)	Settlement Agreement by and between Lester Petracca and Sebring Software, LLC dated as of October 1, 2010

10.16(11)	Secured Promissory Note issued by Sebring Software, LLC to Lester Petracca dated as of October 1, 2010

10.17(11)	Security Agreement by and between Lester Petracca and Sebring dated as of October 1, 2010

10.18(11)	License Agreement by and between Sebring Software, LLC and Engineering Consulting and Solutions, GMBH dated as of October 22, 2010

10.19(11)	Form of Convertible Promissory Note

10.20(11)	Redemption and Security Agreement by and between Die CON AG and Sebring Software, LLC dated as of October 22, 2010

10.21(11)	Redemption Note issued by Sebring Software, LLC to Die CON AG dated as of October 22, 2010

10.22(11)	Employment Agreement by and between Leif Andersen and Sebring Software, LLC dated as of June 3, 2008

10.22(11)	Resignation letter to Sumotext Incorporated from Tim Miller

16.1(5)	Letter from Malone & Bailey, PC

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

(8) Filed as an Exhibit to the Company’s Report on Form 10-Q for the quarter ended February 28, 2010, filed with the Commission on April 15, 2010, and incorporated herein by reference.

(9) Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on September 21, 2010 and incorporated herein by reference.

(10) Filed as Exhibits to the Company’s Report on Form 8-K, filed with the Commission on September 24, 2010 and incorporated herein by reference.

(11) Filed as Exhibits to the Company’s Report on Form 8-K, filed with the Commission on October 29, 2010 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEBRING SOFTWARE, INC.

Date: December 14, 2010	By:	/s/ Leif Andersen
Leif Andersen
Chief Executive Officer (Principal Executive Officer) and Principal Accounting Officer (Principal Financial Officer)