Form 10-K
period 2010-12-31
Sebring Software, Inc.
filed 2011-04-15
CIK 1452476

As filed with the Securities and Exchange Commission on April 15, 2011
File No. 333-156934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A
 (Address of former principal executive offices)

(941) 377-0715
 (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
THE EXCHANGE ACT:

Common Stock, $0.0001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of June 30, 2010, the end of the issuer’s most recently completed second fiscal quarter, was approximately $6,535,037.04.

As of April 13, 2010, the registrant had 34,980,515 shares of common stock, $0.0001 par value per share, outstanding (which number includes 18,729,098 shares issuable in connection with the Exchange (described below) and 50,000 shares issuable for legal services, which have not been physically issued to date).

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-K “we”, the “Company,” “us” or “Sebring”, refer to Sebring Software, Inc., formerly Sumotext Incorporated.  References in this Form 10-K, unless another date is stated are to December 31, 2010.

ITEM 1. BUSINESS

History

The Company was incorporated in Arkansas on June 8, 2007, as Reminderbox, Inc.  The Company began selling its services to clients on January 8, 2008 under the brand name SUMOTEXT Incorporated. On September 10, 2008, the Company converted into a Nevada corporation and contemporaneously changed its name to SUMOTEXT Incorporated.   As disclosed below, the Company has subsequently changed its name to Sebring Software, Inc.

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

On October 25, 2010, pursuant to the terms of an Exchange and Reorganization Agreement between the Company, Sebring Software, LLC (“Sebring LLC”), Leif Andersen (“Mr. Andersen”), Asbjorn Melo (“Mr. Melo”) and Lester Petracca (“Mr. Petracca” and, together with Mr. Melo and Mr. Andersen, the “Sebring Members”), the Company acquired all of the membership interests of Sebring LLC in exchange for 18,729,098 shares of the Company’s common stock and the assumption of certain Sebring LLC liabilities (the “Exchange”).  The liabilities assumed by the Company include an aggregate of $1,435,000 in convertible promissory notes, one of which is issued to Thor Nor, LLC, a limited liability company owned and controlled by Mr. Andersen, in the principal amount of $275,638.  Mr. Andersen is an officer and director of the Company and was appointed in connection with the Securities Purchase Agreement between the Company and Sebring LLC that was consummated on September 17, 2010, pursuant to which Sebring LLC purchased a controlling interest in the Company (the “Securities Purchase Agreement”).  As a result of the Exchange, Mr. Andersen, through Thor Nor, LLC, is also the beneficial owner of approximately 20.85% of the issued and outstanding capital stock of the Company. A copy of the Securities Purchase Agreement was filed with the Form 8-K filed by the Company on September 21, 2010.

The Company also assumed Sebring LLC’s obligations under the terms of a Settlement Agreement dated as of October 1, 2010 by and between Sebring LLC and Mr. Petracca (the “Settlement Agreement”) together with a promissory note in the principal amount of $1,170,718 issued to Mr. Petracca dated as of October 1, 2010 in connection therewith (the “Petracca Note”).  Mr. Petracca, as a result of the Exchange is the beneficial owner of approximately 8.34% of the Company’s issued and outstanding capital stock.

Pursuant to the terms of the Exchange, Sebring LLC caused the Company to cancel 69,376,450 shares of the Company’s common stock (after giving effect to a recent 11-to-1 forward split) on October 29, 2010.

The Company also entered into a Spin-Off Agreement with Timothy Miller and Jim Stevenson that became effective on October 25, 2010 whereby Mr. Miller and Mr. Bova acquired the assets, liabilities and outstanding convertible securities of the Company existing as of September 17, 2010 (the “Spin-Off”).

Prior to entering into the agreements referenced above, no material relationship existed between Sumotext and its affiliates, on the one hand, and Sebring Software and its affiliates on the other hand.  In April of 2007, Sebring LLC engaged Galileo Asset Management, SA (“Galileo”) to act as an investment advisor to Sebring LLC.  As a part of Galileo’s engagement, Galileo advised Sebring on strategies to meet the Company’s working capital and capital resource needs and the formulation of the terms and structure of reasonable proposed business combination transactions involving the Company.  During the term of Galileo’s engagement, it was determined that Sebring LLC should seek to be acquired by a public company in order to assist Sebring LLC in gaining wider recognition and accessing investments necessary to fulfill contracts with potential customers.  In July of 2010, Galileo introduced Sebring LLC to New World Merchant Partners (“New World”) and Abraxis Financial (“Abraxis”).

On August 1, 2010, Sebring LLC entered into an agreement with Abraxis whereby Abraxis would seek to introduce companies to Sebring LLC that were looking to enter into business combinations with operating companies.  In consideration of Abraxis’ services, Abraxis was entitled to receive cash compensation equal to the portion of the purchase price in excess of the amount payable to the seller or sellers of the controlling position of the introduced entity, which, in this case, totaled $100,000.  On August 1, 2010, Sebring LLC also entered into a letter agreement with New World whereby New World agreed to provide financial and strategic advisor services to Sebring LLC in connection with the execution of a proposed merger of Sebring LLC with a publicly-traded corporation. In consideration of the services provided by New World, New World was entitled to receive, at or prior to the closing of the transaction, shares equaling the greater of 300,000 or 1.5% of the outstanding common stock of the surviving company immediately following the transaction, in each case without restriction as to resale under applicable securities laws.  In addition, Sebring LLC agreed to reimburse New World for expenses incurred in connection with its retention under the letter agreement.  The structure of the transaction was advised by New World and Sebring LLC, in the interest of time and conservation of financial resources, followed New World’s advice.

On October 28, 2010, shareholders of the Company holding a majority of the issued and outstanding shares of capital stock of the Company, by written consent, approved an amendment to the Company’s Articles of Incorporation to change the Company’s name from “Sumotext Incorporated” to “Sebring Software, Inc.”  The amendment was filed with the Nevada Secretary of State on October 29, 2010.  The amendment has been affected in the marketplace by FINRA; however, the Company did not provide the non-consenting shareholders the required notice and documentation of the proposed name change pursuant to Regulation 14C of the Securities Exchange Act of 1934, as amended.  As such, the Company plans to file a Schedule 14C filing with the Commission and take appropriate action pursuant to Regulation 14C moving forward, to properly affect such name change provided that the Company has already discontinued to use the corporate name “Sumotext Incorporated” and affected a name change to “Sebring Software, Inc.”

The Company’s Prior Operations:

During the period of this report and prior to October 25, 2010, and the effective date of the Exchange, the Company operated as a short code application provider that enabled businesses and organizations to instantly launch product offers, promotions, and time-sensitive alerts into the mobile channel via text messaging.

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

The Company commercially launched its service on January 8, 2008, and maintained a diverse roster of clients including national retail and restaurant brands, professional sports venues and teams, radio stations, political campaigns, direct selling organizations, publishers, universities, school systems, mega-churches, chambers, non-profits, and local small businesses.

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

Employees

Prior to the date of the Spin-Off, the Company had eight (8) full-time employees, including six (6) employees at its then primary office located in Little Rock, Arkansas.  Subsequent to the Spin-Off, as a result of the Exchange, and as of December 31, 2010, the Company has a total of three employees.

Material Agreements:

The following material agreements affected the Company’s pre-Exchange operations, and have since been spun-off and no longer affect the Company subsequent to the Exchange.

On or about January 1, 2007, the Company entered into a Software Development and Consulting Agreement with Timothy Miller, the then President of the Company, in his capacity as President of Atreides, LLC (“Atreides”), which was amended in February and March 2009, to clarify several of the provisions of the agreement. Timothy Miller is the former Chief Executive Officer, President and Director of the Company.   Mr. Miller is also the sole officer and employee of Atreides.   During the year ending August 31, 2010, and during the year ending August 31, 2009, the Company paid Atreides $127,822 and $115,041 respectively, for managing and training the Company’s sales representatives, which was recorded as selling, general and administrative expenses.

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

On October 25, 2010, pursuant to the terms of an Exchange and Reorganization Agreement between the Company, Sebring, Thor Nor, LLC, which is controlled by Leif Andersen (“Mr. Andersen”), Asbjorn Melo (“Mr. Melo”) and Lester Petracca (“Mr. Petracca” and, together with Mr. Melo and Mr. Andersen, the “Sebring Members”), the Company acquired all of the membership interests of Sebring in exchange for 18,729,098 shares of the Company’s common stock and the assumption of all of Sebring’s then liabilities (the “Exchange” and the “Exchange Shares”).  The liabilities assumed by the Company include an aggregate of $1,435,638 as of October 25, 2010  in convertible promissory notes (the “Convertible Notes”), an aggregate of $1,170,718 owed to Mr. Petracca, as described below and an aggregate of $737,000 in the form of non-convertible notes, among other liabilities.  As a result of the Exchange, Mr. Andersen, the sole officer and Director of the Company, through Thor Nor, LLC, a limited liability company controlled by Mr. Andersen, is also the beneficial owner of approximately 20.85% of the issued and outstanding capital stock of the Company.  As a result of the Exchange, the Company acquired all of the assets and liabilities of Sebring, including Sebring’s Management Employment Agreement with Mr. Andersen (as described in greater detail below under “Employment Agreement” and the rights to the License Agreement (described below under “Overview”).

Included in the Convertible Notes are notes issued to Thor Nor, LLC, a limited liability company controlled by Mr. Andersen, in the principal amount of $275,638.  Convertible Notes totaling $1,245,638 as of October 25, 2010 bears interest at the rate of 12% per annum and is due and payable in March 2011which as of the date of this report are all past due).  Upon an event of default as provided in the Convertible Notes, accrued and unpaid interest thereon is payable quarterly in cash or stock (as provided below).  The Convertible Notes provide the holders thereof the right, beginning on the seventh full month following the closing of the Exchange (i.e., May 2011)(the “Conversion Date”) to receive 1/6th of the principal amount of such Convertible Note (the “Conversion Amount”) in cash or shares of stock based on the Conversion Price.  The “Conversion Price” is equal to the lesser of a price per share of (a) 75% of the price per share paid by investors in any equity financing(s) which occur after the date of the Convertible Note in which the gross proceeds received by the Company meet or exceed $4,000,000; or (b) $1.72.  The Convertible Notes may be prepaid in full or in part at any time without penalty.  In the event the Convertible Notes are not paid within five days after notice of such default is given by the holder thereof, all principal and accrued interest due thereunder shall become immediately due and payable.  Assuming the full conversion of the Convertible Notes at the current Conversion Price of $1.72 per share, such Convertible Notes will convert into an aggregate of 724,208 shares of our common stock. Another $140,000 of the convertible notes are convertible at a rate determined based on a future financing.  $140,000 of convertible notes was in default as of October 25, 2010.

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

The Company also assumed Sebring’s obligations under the terms of a Settlement Agreement dated as of October 1, 2010, by and between Sebring LLC and Mr. Petracca (the “Settlement Agreement”), which settled certain amounts payable by Sebring to Mr. Petracca and required Mr. Petracca to dismiss a lawsuit previously filed against Sebring regarding the payment of such outstanding amounts payable, together with a promissory note in the principal amount of $1,170,718 issued to Mr. Petracca dated as of October 1, 2010 in connection therewith (the “Petracca Note”).  The Petracca Note bears interest at the rate of 12% per annum, provided that if an event of default occurs under the note, the Petracca Note bears interest at the rate of 20% per annum.  The Company is required to pay Mr. Petracca 1/3 of the outstanding and accrued interest due under the Petracca Note every 120 days (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), with the entire amount of the note payable by or before January 24, 2012.  Additionally, for each 120 days that the Petracca Note is issued and outstanding, the Company agreed to issue Mr. Petracca 1% of the issued and outstanding common stock of the Company (approximately 349,305 shares based on the current number of shares outstanding). The Petracca Note is secured by a security interest in substantially all of Sebring’s assets (the “Petracca Security Agreement”).  Pursuant to the Petracca Security Agreement, we agreed to pay Mr. Petracca 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Petracca Note. Mr. Petracca, as a result of the Exchange, is the beneficial owner of approximately 8.6% of the Company’s issued and outstanding capital stock.

Pursuant to the terms of the Exchange, Sebring LLC caused the Company to cancel the 69,376,450 shares of the Company’s common stock acquired in connection with the Purchase Agreement, described above, which shares were cancelled effective October 29, 2010.  As a result of the Exchange and cancellation, Thor Nor LLC (which is controlled by Mr. Andersen), Lester Petracca and Asbjorn Melo acquired 14,234,114, 2,996,656, and 1,498,328 shares of the Company’s common stock, respectively, representing approximately 41%, 8.6% and 4.3% of the issued and outstanding shares of the Company’s common stock, respectively (in all cases including the Collateral Shares described below and not including any other convertible securities which they hold)(the Exchange Shares have not been physically issued to date, but have been included in the number of issued and outstanding shares disclosed throughout this report).   Sebring previously held 7,491,639 shares of the Company’s common stock for the benefit of the Sebring Members (the “Collateral Shares”), which have already been included in the totals above, which shares were released upon our payment of a promissory note issued by Sebring to Die CON AG in the principal amount of $100,000 (the “Redemption Note”).

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

Post-Exchange and Spin-Off Operations:

As a result of the Exchange and the Spin-Off, and effective as of October 25, 2010, the Company’s prior assets, liabilities and operations relating to the Company’s operations as a short-code application provider were transferred and spun-off to Mr. Miller and Mr. Stevenson (as discussed above) and moving forward, the Company’s sole assets are be those owned by Sebring (acquired in the Exchange), and the Company’s sole operations will be conducted through Sebring, which operations are described in greater detail below.  The assets and operations of the Company’s prior short-code application provider services are reflected in the audited financial statements of the Company as of August 31, 2010 and 2009, which were filed on the Company’s Form 10-K with the Commission on December 14, 2010, as the Exchange did not close until October 25, 2010, subsequent to the end of the Company’s fiscal year.  Furthermore, the Company filed audited and pro forma information, as of September 30, 2010, relating to the acquisition of Sebring as an amendment to its Form 8-K filed with the Commission on January 31, 2011.  The operations of Sebring Software, Inc. post-exchange are reflected in the audited financial consolidated statements of the Company as of December 31, 2010 and 2009, which are filed herewith.

Sebring History

Sebring LLC was formed in 2006 as a Florida limited liability company. Initially known as Riacom, LLC, Sebring LLC subsequently changed its name to Sebring Software, LLC on January 22, 2007. The company has never had any subsidiaries or been known by any other names.

Sebring was formed by Thor Nor, LLC (controlled by Leif Andersen), Asbjorn Melo and Die Con AG (controlled by the founder of ECS GmbH, discussed below).  Sebring was formed for the purpose of developing adaptors for the eCenter software and marketing those adaptors and eCenter software in the United States.  Since its inception, Sebring’s software engineers have focused on developing eCenter adaptors for the eCenter product to be used in connection with certain systems commonly used in the United States.  Sebring’s CEO has travelled extensively in Europe to collaborate with ECS GmbH in making introductions with company interested in licensing Sebring’s and ECS’ products in the United States and to negotiate with potential partners in North and South America such as Hewlett Packard.

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

 Sebring was founded in 2006 to pursue specific markets like the automotive, aerospace, manufacturing and health care industries with the above described product.  The Company plans to pursue those markets and is looking to market this solution in North and South America commencing in 2011.

The Company’s primary product is called eCenter and was developed by ECS GmbH in Germany and will be sold both independently and with adaptors developed by the Company, as needed by the Company’s customers. The Company believes that, as described below under “Products and Services” and compared to our competitors, it is an ideal solution for its unsurpassed scope, universal compatibility, flexible user interface, and the smooth integration and improved mobilization of software assets that it delivers.  eCenter is a rich internet application (RIA) software that offers an inexpensive and more secure program consolidation solution.  The program integrates various widely used applications — such as SAP, PeopleSoft and Siemens PL — and legacy software within an organization to seamlessly connect all existing programs into a single user interface.

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

Under the terms of the License Agreement with ECS, the Company will, through Sebring, assuming payment of the Advance Payment (which has not been paid to date), receive a non-exclusive right to market and sell ECS’ eCenter products in North and South America (the “License”).  The License Agreement remains in effect (assuming the Advance Payment is made by the date provided above) until and unless there is a breach of the agreement by either party, or any patents on the technology licensed pursuant to the License expire, subject to Sebring’s right to terminate the License at any time with one month’s prior notice to ECS.  Furthermore, ECS has the right to terminate the License if the Royalties under the License do not reach a minimum of $150,000 in the first year of the License and $250,000 in the second year of the License; provided that if within eighteen (18) months of the effective date of the License, Sebring (or the Company on its behalf) fails to satisfy its obligations under its outstanding promissory notes, ECS has the right to terminate the License Agreement and therefore the License by providing written notice of such termination to Sebring.  Additionally, if at any time during the term of the License, ECS shall make any further improvements on the technology licensed in connection with the License, Sebring has the right to include such improvements under the License provided that it pays ECS the Royalties in connection with the sale of such improvements.

The Industry

In North America there are approximately 47,300 corporations with more than 500 employees each (Bureau of Labor Statistics, 2006) just within the manufacturing sector alone. These are within Sebring LLC’s target market segment. According to the Gartner Group (a leading manufacturing industry watch group), up to 80% of all "Internet enabled" applications will use RIA technology within the next few years (“Management Update: Rich Internet Applications Are the Next Evolution of the Web”; Published May 11, 2005 by the Gartner Group, ID Number G00127774).

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

Customers

Our target customers are all companies and organizations with the need to easily distribute their company’s data to mobilize their employees, potential clients and suppliers. These companies are running core applications on mainframe and midrange systems with external relationships (customers, suppliers or other business partners). The potential client industries include: automotive, aerospace and defense, health care, manufacturing, financial institutions, insurance companies, the public sector, retail and service providers.  Typical customers of the eCenter products will be medium and large companies that are in need of process integration.

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

Strategy

By leveraging reference projects with international manufacturing companies, the Company, through Sebring, believes it will be able to enter the market within 3 months after the payment of the Advance Payment to ECS. We believe that, by engaging the support of Vizquest (a company that specializes in supplying sales forces to small companies), we will be in a position to quickly establish a marketing group which will enable the Company’s entry into additional industry segments with similar business processes as the Company’s current eCenter-icm2 product in the automotive industry. Due to the generic nature of our software which we have the right to license, we believe that we will also have access to several synergistic markets through collaboration with larger companies in vertical markets that the Company is pursuing, such as Hewlett Packard, with which the Company has engaged in extended discussions and negotiations. The Company’s management also has numerous contacts within our target industries.

Suppliers

We are not dependent on any significant product or service from third parties other than the license from ECS GmbH.  We are currently basing our planned rollout of the software which we have the right to license, on future planned alliances with strategic partners such as ECS (which has existing relationships in the European market) and Hewlett Packard (which has relationships within the vertical market we are pursuing) for the automotive and other vertical markets.

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

Copyrights

Although the Company does not hold registered copyrights, the Company does claim copyright protection on all text and graphics used in conjunction with its published digital media (e.g., its website) and published printed promotional materials as stated generally in Title 17 of the United States Code, Circular 92, Chapter 1, Section 102.  The Company also claims a common law copyright in the software adaptors developed by the Company for use with the eCenter software.

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

WE HAVE FUTURE CAPITAL NEEDS, INCLUDING, BUT NOT LIMITED TO $1,435,638 PLUS ACCRUED INTEREST WHICH WE OWE UNDER CONVERTIBLE PROMISSORY NOTES, $737,000 PLUS ACCRUED INTEREST WHICH WE OWE UNDER NON-CONVERTIBLE NOTES, $1,170,718 WHICH WE OWE UNDER THE PETRACCA NOTE, $189,080 IN LOANS PAYABLE, AND $150,000 WHICH WE OWE TO ECS IN CONNECTION WITH THE LICENSE, AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORECED TO CEASE OR CURTAIL OUR BUSIENSS OPERATIONS.

We have generated no revenues to date and anticipate the need for approximately $4,000,000 of additional funding to continue our business operations for the next 12 months and an additional $3,000,000 to significantly expand our operations, of which there can be no assurance we will be able to raise, not including amounts we owe to repay our current liabilities.  We will also require $3,843,021 to repay convertible and non-convertible notes, including accrued  interest, as of December 31, 2010. The Company is required to pay Mr. Petracca 1/3 of the outstanding and accrued interest due under the $1,170,718 Petracca Note every 120 days (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), with the entire amount of the note payable by or before January 24, 2012; and $150,000 which is due to ECS under the terms of the License Agreement by December 1, 2010, which amount has not been paid to date.  At December 31, 2010 we were in default on $165,000 of notes and as of April 14, 2010 we were in default on $2,631,356

Each Convertible Note holder also has certain rights to warrants in connection with the Convertible Notes.  Specifically, in the event such Convertible Note holder converts all or part of the Convertible Note they hold into shares of our common stock, they will receive warrants to purchase a number of shares of common stock equal to the total number of shares received in connection with such conversion.  In the event they choose not to convert the Convertible Notes, they will receive warrants to purchase 25% of the total number of shares of common stock of the Company as they would have received upon full conversion of the Convertible Notes.  Additionally, for each month after an event of default under the Convertible Notes has occurred and is not cured, they will receive warrants to purchase a number of shares equal to the total number of shares they would have received in connection with a full conversion of the Convertible Notes (the “Total Warrants”)(provided that the warrants issued for such damages are capped at three times the amount of Total Warrants).  Additionally, in the event the Company fails to register the shares issuable in connection with the exercise of the warrants by June 1, 2011, the Convertible Note holders will receive additional warrants to purchase such number of shares of the Company’s common stock that equals 2% of the Total Warrants for each full month that the Company fails to register such underlying shares, which damages are capped at warrants in an amount equal to 10% of the Total Warrants.  The warrants described above have an exercise price of 110% of the Conversion Price of the Convertible Notes (currently $1.89), and a five year term.  Finally, the Company provided the Convertible Note holders piggy-back registration rights in connection with the shares of common stock issuable upon exercise of the warrants described above.

We estimate that we can continue to operate through June 2011 with our cash on hand if no additional funding is raised.

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

THE PETRACCA NOTE IS SECURED BY A SECURITY INTEREST IN SUBSTANTIALLY ALL OF THE ASSETS OF SEBRING.

We provided Mr. Petracca a security interest over substantially all of the assets of Sebring in connection with the Petracca Note.  The Petracca Note in the amount of $1,170,718 bears interest at the rate of 12% per annum, provided that if an event of default occurs under the note, the Petracca Note bears interest at the rate of 20% per annum.  The Company is required to pay Mr. Petracca 1/3 of the outstanding and accrued interest due under the Petracca Note every 120 days (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), with the entire amount of the note payable by or before January 24, 2012.  Additionally, for each 120 days that the Petracca Note is issued and outstanding, the Company agreed to issue Mr. Petracca 1% of the issued and outstanding common stock of the Company (approximately 349,305 shares based on the total number of shares currently outstanding). The Petracca Note is secured by a security interest in substantially all of Sebring’s assets (the “ Petracca Security Agreement ”).  Pursuant to the Petracca Security Agreement, we agreed to pay Mr. Petracca 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Petracca Note. We were unable to make the payment that was due on January 29, 2011 and are in technical default of this note.

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

WE MAY BE REQUIRED TO ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK TO OUR CONVERTIBLE NOTE HOLDERS AND OTHER DEBT HOLDERS IN THE FUTURE.

We have $1,295,638 of Convertible Notes are due in March 2011 which are past due as of the date of this report, and provide the holders thereof the right, beginning on the seventh full month following the closing of the Exchange (i.e., May 2011)(the “ Conversion Date ”) to receive 1/6th of the principal amount of such Convertible Note (the “ Conversion Amount ”) in cash or shares of stock based on the Conversion Price.  The “Conversion Price” is equal to the lesser of a price per share of (a) 75% of the price per share paid by investors in any equity financing(s) which occur after the date of the Convertible Note in which the gross proceeds received by the Company meet or exceed $4,000,000; or (b) $1.72.  Assuming the full conversion of the Convertible Notes at the current Conversion Price of $1.72 per share, such Convertible Notes will convert into an aggregate of 753,278 shares of our common stock.

Additionally, we agreed that for each 120 days that the $1,170,718 Petracca Note is issued and outstanding (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), the Company would issue Mr. Petracca 1% of the issued and outstanding common stock of the Company (approximately 349,305 shares).

Each Convertible Note holder also has certain rights to warrants in connection with the Convertible Notes.  Specifically, in the event such Convertible Note holder converts all or part of the Convertible Note they hold into shares of our common stock, they will receive warrants to purchase a number of shares of common stock equal to the total number of shares received in connection with such conversion.  In the event they choose not to convert the Convertible Notes, they will receive warrants to purchase 25% of the total number of shares of common stock of the Company as they would have received upon full conversion of the Convertible Notes.  Additionally, for each month after an event of default under the Convertible Notes has occurred and is not cured, they will receive warrants to purchase a number of shares equal to the total number of shares they would have received in connection with a full conversion of the Convertible Notes (the “Total Warrants”) (provided that the warrants issued for such damages are capped at three times the amount of Total Warrants).  Additionally, in the event the Company fails to register the shares issuable in connection with the exercise of the warrants by June 1, 2011, the Convertible Note holders will receive additional warrants to purchase such number of shares of the Company’s common stock that equals 2% of the Total Warrants for each full month that the Company fails to register such underlying shares, which damages are capped at warrants in an amount equal to 10% of the Total Warrants.  The warrants described above have an exercise price of 110% of the Conversion Price of the Convertible Notes (currently $1.89), and a five year term.  Finally, the Company provided the Convertible Note holders piggy-back registration rights in connection with the shares of common stock issuable upon exercise of the warrants described above.

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

Sebring is obligated under the terms of a Settlement Agreement dated as of October 1, 2010, by and between Sebring and Mr. Petracca (the “ Settlement Agreement ”), which settled certain amounts payable by Sebring to Mr. Petracca and required Mr. Petracca to dismiss a lawsuit previously filed against Sebring regarding the payment of such outstanding amounts payable, together with a promissory note in the principal amount of $1,170,718 issued to Mr. Petracca dated as of October 1, 2010, in connection therewith (the “Petracca Note”).  The Petracca Note is secured by a security interest in substantially all of Sebring’s assets (the “Petracca Security Agreement”).  Pursuant to the Petracca Security Agreement, we agreed to pay Mr. Petracca 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Petracca Note.  As such, we may be required to pay a significant portion of any funds we raise through debt or equity funding moving forward to Mr. Petracca pursuant to the Security Agreement, and such funds may not be available to us for working capital and/or the repayment of our outstanding obligations.  Consequently, we may be forced to raise additional capital than we need to satisfy our then working capital obligations and/or we may be unable to raise additional funding on favorable terms if at all.  Our failure to raise additional capital and/or the requirement that we pay a significant portion of any funds raised to Mr. Petracca could cause the value of our securities, if any, to decline in value or become worthless.

WE DO NOT OBTAIN ANY RIGHTS UNDER THE LICENSE AGREEMENT, WHICH REPRESENTS SUBSTANTIALLY ALL OF OUR ASSETS, UNTIL WE MAKE THE REQUIRED ADVANCE PAYMENTS THEREUNDER, AND WE ARE FURTHER REQUIRED TO PAY 50% OF ANY FUNDS GENERATED PURSUANT TO THE LICENSE AGREEMENT TO THE LICENSOR AND MEET CERTAIN REQUIRED MINIMUM LEVELS OF YEARLY ROYALTY PAYMENTS IN ORDER TO KEEP THE LICENSE IN PLACE.

Sebring is a party to a license agreement with Engineering Consulting and Solutions GmbH (“ ECS ”) that permits the Company, through Sebring, to market eCenter and its eCenter-icm2 products as a reseller in North and South America, subject to the Company making a payment of $150,000 to ECS, which was due and payable by December 1, 2010, and has not been paid to date (the “Advance Payment” and the “License Agreement”).  Assuming the Advance Payment is made (which Advance Payment is treated as an advance against Royalties) and Sebring obtains rights to the License, the Company is required to pay ECS as a royalty, 50% of the amount generated by Sebring as a result of the sale of products under the License Agreement (the “Royalties”).

Under the terms of the License Agreement with ECS, the Company will, through Sebring, assuming payment of the Advance Payment (which was due December 1, 2010, and has not been paid to date), receive a non-exclusive right to market and sell ECS’ eCenter products in North and South America (the  “License”).  The License Agreement remains in effect (assuming the Advance Payment is made by the date provided above) until and unless there is a breach of the agreement by either party, or any patents on the technology licensed pursuant to the License expire, subject to Sebring’s right to terminate the License at any time with one month’s prior notice to ECS.  Furthermore, ECS has the right to terminate the License if the Royalties under the License do not reach a minimum of $150,000 in the first year of the License and $250,000 in the second year of the License; provided that if within eighteen (18) months of the effective date of the License, Sebring (or the Company on its behalf) fails to satisfy its obligations under its outstanding promissory notes, ECS has the right to terminate the License Agreement and therefore the License by providing written notice of such termination to Sebring.    As a result, if we are unable to pay ECS the Advance Payment when due or are unable to meet the required minimum Royalty payments, the License will either not take effect, or ECS could terminate the License, which could cause any investment in the Company to become worthless.

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

WE HAVE PREVIOUSLY GENERATED NO REVENUES AND HAVE NOT GENERATED A PROFIT SINCE INCEPTION.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  We do not currently believe that we are a “shell company” or a former “shell company” however, the SEC has provided us correspondence advising us that they believe that we were deemed to be a “shell company” prior to the Exchange and we have agreed to file Form 10 information (as described below) in this filing.  As such we may be deemed to be a “shell company” or a former “shell company”. If we are deemed to be a “shell company” or former “shell company” pursuant to Rule 144, sales of our securities pursuant to Rule 144 will not be able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the prior one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“ shell company. ”  Because none of our securities will be able to be sold pursuant to Rule 144, until at least a year after we cease to be a “ shell company ” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity in the event we are deemed to be a “shell company” until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  If we are deemed a “shell company,” or former “shell company” it could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had an accumulated deficit of $4,132,990 and negative working capital of $4,116,133 as of December 31, 2010, and a net loss and net cash used in operations of $1,215,991 and $598,224, respectively for the year ended December 31, 2010.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

Our independent registered public accounting firm has added an emphasis paragraph to its report on our consolidated financial statements for the years ended December 31, 2010 and 2009 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, an accumulated deficit, and a working capital deficiency. The Company’s consolidated financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material liquid assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company may, in the future, experience significant fluctuations in its results of operations.

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

OUR ARTICLES OF INCORPORATION, AS AMENDED, AND BYLAWS LIMIT THE LIABILITY OF, AND PROVIDE INDEMNIFICATION FOR, OUR OFFICERS AND DIRECTORS.

The Nevada Revised Statutes and our Articles of Incorporation, as amended, allow us to indemnify our officers and Directors from certain liabilities and our Bylaws state that we shall indemnify every (i) present or former Director, advisory Director or officer of us, (ii) any person who while serving in any of the capacities referred to in clause (i) served at our request as a Director, officer, partner, venturer, proprietor, trustee, employee, agent or similar functionary of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and (iii) any person nominated or designated by (or pursuant to authority granted by) the Board of Directors or any committee thereof to serve in any of the capacities referred to in clauses (i) or (ii) (each an “Indemnitee”).

Our Bylaws provide that we shall indemnify an Indemnitee against all judgments, penalties (including excise and similar taxes), fines, amounts paid in settlement and reasonable expenses actually incurred by the Indemnitee in connection with any proceeding in which he was, is or is threatened to be named as a defendant or respondent, or in which he was or is a witness without being named a defendant or respondent, by reason, in whole or in part, of his serving or having served, or having been nominated or designated to serve, if it is determined that the Indemnitee (a) conducted himself in good faith, (b) reasonably believed, in the case of conduct in his Official Capacity, that his conduct was in our best interests and, in all other cases, that his conduct was at least not opposed to our best interests, and (c) in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful; provided, however, that in the event that an Indemnitee is found liable to us or is found liable on the basis that personal benefit was improperly received by the Indemnitee, the indemnification (i) is limited to reasonable expenses actually incurred by the Indemnitee in connection with the Proceeding and (ii) shall not be made in respect of any Proceeding in which the Indemnitee shall have been found liable for willful or intentional misconduct in the performance of his duty to us.

Except as provided above, the Bylaws provide that no indemnification shall be made in respect to any proceeding in which such Indemnitee has been (a) found liable on the basis that personal benefit was improperly received by him, whether or not the benefit resulted from an action taken in the Indemnitee's official capacity, or (b) found liable to us.  The termination of any proceeding by judgment, order, settlement or conviction, or on a plea of nolo contendere or its equivalent, is not of itself determinative that the Indemnitee did not meet the requirements set forth in clauses (a) or (b) above.  An Indemnitee shall be deemed to have been found liable in respect of any claim, issue or matter only after the Indemnitee shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals therefrom.  Reasonable expenses shall, include, without limitation, all court costs and all fees and disbursements of attorneys’ fees for the Indemnitee.  The indemnification provided shall be applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven.

Neither our Bylaws nor our Articles of Incorporation include any specific indemnification provisions for our officer or Director against liability under the Securities Act of 1933, as amended. Additionally, insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Act") may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

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

In addition, various state securities laws impose restrictions on transferring " penny stocks " and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

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

Pursuant to our Articles of Incorporation, we have 1,100,000,000 shares of common stock authorized. As of December 31, 2010, we had 34,980,515 shares of common stock issued (or to be issued) and outstanding (which number includes the 18,729,098 Exchange Shares, which have not been physically issued to date and another 50,000 shares issuable for legal services). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders.  As a result, the issuance of shares of common stock may cause the value of our securities to decrease and/or become worthless.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations, except as discussed below; however, we may become involved in material legal proceedings in the future.

Management has been notified of a legal claim against the Company whereby an investor relations consultant claims he is owed stock compensation under a March 9, 2010 consulting agreement.  The agreement describes common stock payments of 400,000 shares to be issued on October 25, 2010 and 100,000 shares each month for the following 11 months for a total of 1,500,000 shares.  Management asserts that no services were performed and no share or other compensation is due to the consultant except for $25,000 the consultant loaned to the Company which is recorded as a loan payable in the accompanying December 31, 2010 consolidated balance sheet.  Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position.  No liability has been accrued for this claim as of December 31, 2010.

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

Quarter Ended	High	Low
February 28, 2011	$1.25	$0.80
November 30, 2010	$1.25	$0.12
August 31, 2010	$2.00	$0.12
May 31, 2010	$0.80	$0.80
February 28, 2010	$0.80	$0.80
November 30, 2009	$0.73	$0.70

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

As of April 13, 2011, we had 34,980,515 shares of common stock outstanding held by approximately 31 active shareholders of record (which number includes the 18,729,098 Exchange Shares issuable to the three Exchange shareholders described above and 50,000 shares for legal services,, which Shares have not been physically issued to date).

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

As of April 13, 2011, we had no shares of preferred stock issued or outstanding..

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

On October 25, 2010, pursuant to the terms of an Exchange and Reorganization Agreement between the Company, Sebring, Thor Nor, LLC, which is controlled by Leif Andersen (“Mr. Andersen”), Asbjorn Melo (“Mr. Melo”) and Lester Petracca (“Mr. Petracca” and, together with Mr. Melo and Mr. Andersen, the “Sebring Members”), the Company acquired all of the membership interests of Sebring in exchange for 18,729,098 shares of the Company’s common stock and the assumption of all of Sebring’s then liabilities (the “Exchange” and the “Exchange Shares”).  The liabilities assumed by the Company include an aggregate of $1,435,638 in convertible promissory notes (the “Convertible Notes”), an aggregate of $1,170,718 owed to Mr. Petracca, as described below and an aggregate of $737,000 in the form of non-convertible notes, among other liabilities.

Pursuant to the terms of the Exchange, Sebring LLC caused the Company to cancel the 69,376,450 shares of the Company’s common stock acquired in connection with the Purchase Agreement, described above, which shares were cancelled effective October 29, 2010.

As a result of the Exchange and cancellation, Thor Nor LLC (which is controlled by Mr. Andersen), Lester Petracca and Asbjorn Melo acquired 14,234,114, 2,996,656, and 1,498,328shares of the Company’s common stock, respectively, representing approximately 41%, 8.6% and 4.3%  of the issued and outstanding shares of the Company’s common stock, respectively (in all cases including the Collateral Shares described below and not including any other convertible securities which they hold)(the Exchange Shares have not been physically issued to date, but have been included in the number of issued and outstanding shares disclosed throughout this report).  In addition, Sebring previously held 7,491,639 shares of the Company’s common stock for the benefit of the Sebring Members (the “Collateral Shares”), which shares have already been included in the total above, which shares were released upon our payment of a promissory note issued by Sebring to Die CON AG in the principal amount of $100,000 (the “Redemption Note”).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the other sections of this Report, including “Risk Factors,” “Description of Business” and the Financial Statements attached hereto pursuant to Exhibit 99.1 and the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Report. See “Forward-Looking Statements.” Our actual results may differ materially.

Recent Events

Prior to October 25, 2010, we were an operating company, with minimal assets and activities. On October 25, 2010, we completed an acquisition, whereby we acquired Sebring Software, LLC, and changed our name to Sebring Software, Inc. leaving Sebring Software, LLC as our wholly-owned subsidiary. In connection with this transaction, we spun-off our former business into a separate corporation owned by our shareholders, and the business of Sebring Software, LLC is now our sole line of business. This transaction is being accounted for as a recapitalization, with Sebring Software, LLC deemed to be the accounting acquirer and Sebring Software, Inc. f/k/a Sumotext, Inc., the acquired company. Accordingly, Sebring Software, LLC’s historical financial statements for periods prior to the transaction have become those of the registrant (Sebring Software, Inc. f/k/a Sumotext, Inc.) and all common stock shares issued and outstanding were retroactively adjusted for the effect of the recapitalization. The accumulated deficits of Sebring Software, LLC were also carried forward after the acquisition. Operations reported for periods prior to December 31, 2010 are those of Sebring Software, LLC.

Overview

Sebring is in the development stage and therefore has not collected any revenue.  Sebring’s designed purpose is to be a subscription based reseller of software to companies in the automotive, manufacturing, aerospace, healthcare and financial services industries.  Sebring has developed “Adaptors” which allow the licensed software to be used by companies in North and South America and allows them to navigate multiple enterprise applications used in their numerous operating units in a single user interface so the users can gather and use their intercompany business information more quickly and effectively.

Results of Operations

Due to the development stage nature of Sebring, the changes in operating activity was not material except for those items described below.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009:

Impairment expense of $452,287 during 2009 was a result of the Company recognizing an impairment charge on the software development costs it had capitalized from 2007 to 2009.  The Company has developed software “adaptors” to allow it to sell, on a subscription basis, certain software that was developed by another company in Germany.  While management still believe this project is viable it has recognized an impairment charge on the software development costs due to insufficient funding available to secure the product rights or license rights and market and sell the product.

General and administrative expenses increased by $363,691, from $213,139 in 2009 to $576,830 in 2010.  The increase was due mainly to $101,000 and $222,870 in fees and professional services incurred to consummate the recapitalization transaction between Sebring LLC and Sumotext, Inc., respectively, and $74,480 of fees paid to a consultant.

Employee compensation & benefits decreased from $424,728 for 2009 to $336,086 in 2010.  The decrease was due to a reduction in staff and compensation to management.

Interest expense increased from $268,146 for 2009 to $354,124 in 2010.  The increase was due to the interest on the additional debt incurred during late 2010 to support the operations of the Company and amortization of debt discounts.

Inflation and seasonality

Sebring does not believe that inflation or seasonality will significantly affect it results of operations.

Liquidity and capital resources

Sebring’s cash and liquidity resources have been provided by investors through convertible and non-convertible notes and loans payable.  Investors have loaned the company $3,022,638 from September 18, 2006 (inception) through December 31, 2010.  Investors have also loaned the company $280,000 subsequent to December 31, 2010.  These cash investments have generally been used for software development and for general and administrative expenses including management compensation.  However, we don’t believe our current funds will be sufficient to sustain operations and for implementation of our business plan.

The Company anticipates a complete a funding in the near future that will be sufficient to fund the execution of its business plan.  However, the Company cannot guarantee that these funding will be completed and that it will receive the necessary funding to sustain operations.

Debt and contractual obligations

Sebring has commitments to pay investors $3,949,470 of principal and accrued interest in various convertible notes, non-convertible notes and loans payable through December 31, 2010, and an additional $280,000 plus interest borrowed subsequent to December 31, 2010.  It is also owes $306,357 in accounts payable and accrued liabilities and $327,581 of payroll related liabilities as of December 31, 2010.  The Company was in default on $165,000 of debt as of December 31, 2010 and was in default on $2,631,356 of debt as of the date of this report.

On June 3, 2010, the Company entered into three-year management agreements with two key members of management.  The agreements commit the Company to pay a combined total of $339,000 per year in base salary, $1,600 a month in two auto allowances, and stock compensation as determined by the Board of Directors.

A third agreement was also executed; however, the management member has not begun to provide services so the Company has not become liable for the compensation described in the agreement.

The Company has also committed to pay various stock compensation and finder fees to entities that are raising funds on the Company’s behalf.  Those funds are payable in the event that they are successful in raising capital described above and as more fully described in the Sebring financial statements.

Critical Accounting Estimates and Policies

Software Development Costs.  The Company accounts for its software development costs in accordance with Accounting Standards Codification (“ASC”) ASC 350-40 “Computer Software Developed or Obtained for Internal Use”.  These costs are included in intangible assets in the accompanying financial statements.

ASC 350-10 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage.  The Company amortizes the capitalized cost of software developed or obtained for internal use over at the greater of i) the straight-line method over the expected life of three years and ii) the ratio of the current gross revenues  for the software to the total of current and estimated future gross revenues for the software.  The Company recorded $452,287 of software development costs from 2007 through 2009, including $55,733 of accrued interest.  Those costs were subsequently expensed through an impairment analysis as described below.

Impairment of Long-Lived Assets.  The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The company recorded an impairment of $452,287 in 2009 relating to its software development costs that was capitalized from 2007 through 2009.  If sufficient funding is received and the Company is able to execute its business plan, it will experience lower than normal costs of revenue because these costs were expensed in December of 2009.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiary
(a development stage company)

Consolidated Financial Statements

Years ended December 31, 2010 and 2009
and for the Period from September 18, 2006
(Inception) to December 31, 2010

Sebring Software, Inc. and Subsidiary
 (a development stage company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Sebring Software, Inc.

We have audited the accompanying consolidated balance sheets of Sebring Software, Inc. and Subsidiary (a development stage company) at December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2010 and for the period from September 18, 2006 (inception) to December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sebring Software, Inc. and Subsidiary (a development stage company) at December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 and for the period from September 18, 2006 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss and cash used in operations in 2010 of $1,215,991 and $598,224, respectively, and has a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $4,116,133, $4,460,584 and $4,132,990, respectively, at December 31, 2010, and through the date of this report has been in the development stage with no revenues.  Furthermore, the Company was in default on $165,000 of debt as of December 31, 2010 and was in default on $2,631,356 of debt as of the date of this report.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 14, 2011

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash	$6,359	$35,505
Prepaid expenses	7,588	-
Total current assets	13,947	35,505

Furniture and equipment, net	1,428	1,285
Deposits	1,000	1,000
Total assets	$16,375	$37,790

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$306,357	$377,723
Accrued payroll related liabilities	327,581	162,658
Accrued interest payable	417,034	398,770
Current portion of notes payable, net of debt discount	2,614,390	915,000
Loans payable	189,080	-
Notes payable, related parties	275,638	-
Total current liabilities	4,130,080	1,854,151

Notes payable, net of current portion	346,879	725,000
Notes payable, related parties	-	375,638
Total liabilities	4,476,959	2,954,789

Commitments and contingencies (Note 8)

Common stock issued or to be issued- $0.0001 par value, 1,100,000,000 shares authorized, 34,980,515 and 29,966,557 shares issued or to be issued and outstanding, at December 31, 2010 and 2009, respectively.	3,498	2,997
Additional paid-in-capital	(331,092)	(2,997)
Deficit accumulated during the development stage	(4,132,990)	(2,916,999)
Total stockholders' deficit	(4,460,584)	(2,916,999)
Total liabilities and stockholders' deficit	$16,375	$37,790

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Statements of Operations

	Years Ended December 31,		September 18, 2006 (inception) to December 31,
	2010	2009	2010
Operating expenses:
Employee compensation and benefits	$336,086	$424,728	$1,401,188
Impairment expense	-	452,287	452,287
General & administrative expenses	576,830	213,139	1,502,299
Total operating expenses	912,916	1,090,154	3,355,774
Loss from operations	(912,916)	(1,090,154)	(3,355,774)

Other income (expense):
Gain on debt settlement	39,068	-	39,068
Gain on foreign currency transactions	11,981	8,896	20,877
Interest expense	(354,124)	(268,146)	(837,161)
Net loss	$(1,215,991)	$(1,349,404)	$(4,132,990)

Net loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.14)

Weighted average shares outstanding - basic and diluted	30,966,975	29,966,557	30,199,881

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Statements of Changes in Stockholders’ Deficit
Years Ended December 31, 2010 and 2009 and for the Period from
September 18, 2006 (inception) to December, 31 2010

				Deficit
				Accumulated
	Common Stock issued		Additional	During	Total
	or to be issued		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Shares to be issued to founders	29,966,557	$2,997	$(2,997)	$-	$-

Net loss from September 16, 2006 (inception) to December 31, 2006	-	-	-	(10,631)	(10,631)

Balance - December 31, 2006	29,966,557	$2,997	$(2,997)	$(10,631)	$(10,631)

Net loss for year ended December 31, 2007	-	-	-	(339,454)	(339,454)

Balance - December 31, 2007	29,966,557	$2,997	$(2,997)	$(350,085)	$(350,085)

Net loss for year ended December 31, 2008	-	-	-	(1,217,510)	(1,217,510)

Balance - December 31, 2008	29,966,557	$2,997	$(2,997)	$(1,567,595)	$(1,567,595)

Net loss for year ended December 31, 2009	-	-	-	(1,349,404)	(1,349,404)

Balance - December 31, 2009	29,966,557	$2,997	$(2,997)	$(2,916,999)	$(2,916,999)

Shares to be issued for debt settlement	2,996,656	300	20,753	-	21,053

Redemption of ownership interest	(14,234,114)	(1,424)	(98,576)	-	(100,000)

Recapitalization	16,201,416	1,620	(287,767)	-	(286,147)

Shares to be issued for legal services	50,000	5	37,495	-	37,500

Net loss for year ended December 31, 2010	-	-	-	(1,215,991)	(1,215,991)

	34,980,515	$3,498	$(331,092)	$(4,132,990)	$(4,460,584)

The accompanying notes are an integral part of these consolidated financial statements

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Statements of Cash Flows

	Years Ended December 31,		September 18, 2006 (inception) to December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(1,215,991)	$(1,349,404)	$(4,132,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	712	402	1,298
Common stock issued for legal services	37,500	-	37,500
Gain on debt settlements	(39,068)	-	(39,068)
Impairment expense	-	452,287	452,287
Amortization of debt issuance costs	-	34,532	140,000
Amortization of debt discount	23,157	-	23,157
Changes in assets and liabilities:
Prepaid expenses	(7,588)	-	(7,588)
Deposits	-	-	(1,000)
Accounts payable and accrued liabilities	107,165	129,962	484,888
Accrued payroll related liabilities	164,923	142,223	327,581
Accrued interest payable	330,966	261,309	729,736
Net cash used in operating actives	(598,224)	(328,689)	(1,984,199)

Cash flows from investing activities:
Investment pursuant to recapitalization	(286,147)	-	(286,147)
Software development costs	-	(85,609)	(452,287)
Purchase of furniture and equipment	(855)	(774)	(2,726)
Net cash used in investing activities	(287,002)	(86,383)	(741,160)

Cash flows from financing activities:
Payment of debt issuance costs	-	-	(140,000)
Proceeds from issuance of notes payable	992,000	449,300	3,022,638
Repayment of notes payable	(35,920)	-	(50,920)
Repayment of notes issued for redemption of equity interest	(100,000)	-	(100,000)
Proceeds provided by financing activities	856,080	449,300	2,731,718
Net increase (decrease) in cash	(29,146)	34,228	6,359
Cash, beginning of period	35,505	1,277	-
Cash, end of period	$6,359	$35,505	$6,359
Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Accounts payable settled with note payable	$178,531	$-	$178,531
Note payable principal and interest refinanced	$1,062,165	$-	$1,062,165
Stock based lender fees recorded as debt discount pursuant to settlement	$21,053	$-	$21,053
Lender fee recorded as discount pursuant to settlement	$108,553	$-	$108,553
Note issued for redemption of equity	$100,000	$-	$100,000
Deemed issuance of common stock pursuant to recapitalization	$1,620	$-	$1,620

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009 and from September 18, 2006 (Inception) to December 31, 2010

1.  NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Nature of Business – Sebring Software, Inc. and Subsidiary ("the Company", "us", "we", "our") intends to be a subscription based reseller of software to companies in the automotive, manufacturing, aerospace, healthcare and financial services industries.  The software is intended to be licensed from a German based company (see Note 11). Sebring has developed “Adaptors” to the original software product developed by the German company which allow the software to be used by companies in North and South America and allows them to navigate multiple enterprise applications used in their numerous operating units in a single user interface so the users can gather and use their intercompany business information more quickly and effectively.

Organization – Sebring Software, LLC ("the LLC") was originally organized in the state of Florida on September 18, 2006.  On October 25, 2010 the Company consummated a transaction whereby the LLC was acquired by an inactive publicly-held company in a transaction accounted for as a recapitalization of the LLC.  The publicly-held company was incorporated in Arkansas on June 8, 2007 and redomiciled in Nevada in September 2008. (see "Reverse Recapitalization" below)

The Company has been in the development stage through December 31, 2010.  Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational opportunities.  Since its formation, the LLC has not realized any revenues from its planned operations.

Principles of Consolidation - The consolidated financial statements include the accounts of Sebring and its wholly-owned subsidiary, the LLC.  All material intercompany balances and transactions have been eliminated in consolidation.

Reverse Recapitalization - On October 25, 2010, (the "recapitalization date") pursuant to the terms of an Exchange and Reorganization Agreement between Sumotext Incorporated ("Sumotext"), an inactive publicly-held company, the LLC and the members of the LLC, Sumotext acquired all of the membership interests of the LLC in exchange for 18,729,098 shares of Sumotext common stock to be issued to the members of the LLC and the assumption of certain LLC liabilities.  Sumotext then changed its name to Sebring Software, Inc.

Pursuant to the terms of the Exchange, LLC caused Sumotext to cancel controlling shares of the Sumotext common stock that had been acquired by LLC on September 17, 2010 for $286,147 in contemplation of this reverse recapitalization.  The $286,147 investment was then recorded as a reduction to additional paid-in capital at the recapitalization date.  Concurrent with the reverse recapitalization, Sumotext had spun-off all its prior assets, liabilities and operations to a company controlled by a shareholder of Sumotext, which spin-off made it inactive. The Company also incurred $101,000 of transaction costs on the September 17, 2010 transaction date which was charged as an expense to operations.

This transaction resulted in the LLC becoming a wholly-owned subsidiary of Sebring Software, Inc. and the Company intends to carry on LLC’s business as its sole line of business.

Since the spin-off was contemplated as part of the transaction and occurred on the transaction date of October 25, 2010, and since the members of LLC obtained an approximate 53% voting interest and Board and management control in Sumotext, the transaction is deemed to be a reverse recapitalization of the LLC with a public shell.  However, since control was obtained of the shell, Sumotext, on September 17, 2010 and the acquisition occurred on October 25, 2010, the transaction will be accounted for as a combination of entities under common control.  The historical operations of the Company are those historical operations of the LLC and those of Sumotext from the September 17, 2010 date when the entities became under common control.

All share and per share data in the accompanying consolidated financial statements has been retroactively adjusted for the effect of the recapitalization.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009 and from September 18, 2006 (Inception) to December 31, 2010

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $1,215,991 and net cash used in operations of $598,224 in 2010 and a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $4,116,133, $4,460,584 and $4,132,990, respectively, at December 31, 2010.  In addition, the Company has not generated any revenues through December 31, 2010. Furthermore, the Company was in default on $165,000 of debt as of December 31, 2010 and was in default on $2,631,356 of debt as of the date of this report.

These conditions, as well as the conditions noted below, were considered when evaluating the Company’s liquidity and its ability to meet its ongoing obligations. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

The Company continues to work towards a completion of the funding agreement with Enerizon Partners Ltd (EPL) to fund the company with an investment of $11 million in the form of convertible preferred shares. EPL has since decided to increase this to $15 million and the Company originally expected to receive this funding by February 15, 2011, it is now looking at May 15th as a possible date. In addition the company has signed a term sheet with Socius Capital Group for a funding of up to $10 million over the next 10 months in increments of $1 million per month, with the first investment to happen in the month of April, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers investments that have original maturities of three months or less when purchased to be cash equivalents.

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of software for impairment analysis purposes, valuation of any derivatives or beneficial conversion features on convertible debt, valuation of stock or other equity-based instruments issued for services or settlements and valuation of deferred tax assets.

Foreign Currency Transactions – Gains and losses resulting from foreign currency transactions are included in the statement of operations as other income (expense).

Reclassification – Certain 2009 income and expense items have been reclassified to conform to the 2010 presentation on the consolidated statements of operations.

Fair value measurements and Fair value of Financial Instruments - The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009 and from September 18, 2006 (Inception) to December 31, 2010

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet date.

Software - Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), at the greater of i) the straight-line method and ii) the ratio of the current gross revenues for the software to the total of current and estimated future gross revenues for the software. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  The software was considered impaired in 2009 as described in Note 3.

Software maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized. The cost of the software and the related accumulated amortization are removed from the accounts upon retirement of the software with any resulting loss being recorded in operations.  No amortization expense was recorded in the accompanying financial statements.

Furniture and Equipment, net - Furniture and equipment are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is three years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of furniture and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

Impairment of Long-Lived Assets - The Company evaluates its long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Debt Issuance Costs, net – Costs such as commission and commitment fees of obtaining debt financing are capitalized as debt issuance costs and amortized over the term of the debt agreement on the effective interest method.

Debt Discount – Costs such as the shares issued of common stock and legal fees paid to refinance past due debt is recorded as debt discount, which is netted against the debt liability, and amortized over the term of the debt agreement on the effective interest method.

Income Taxes – Prior to the recapitalization described above, the company did not incur income taxes because it was a limited liability company and earnings and losses are included in the members’ personal income tax return and taxed depending on their personal tax situations.

After the October 25, 2010 recapitalization, the Company accounts for income taxes using the asset and liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009 and from September 18, 2006 (Inception) to December 31, 2010

The Company has evaluated their uncertain tax positions to determine if any disclosure is required under the current account standards.  These standards provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the consolidated financial statements as require a “more-likely-than-not” recognition threshold before a position should be recorded.  The Company had no unrecognized tax benefits and no uncertain tax positions that needed to be disclosed. During the period from October 25, 2010 to December 31, 2010, no adjustments were recognized for uncertain tax benefits. Year 2010 is still subject to audit.

Net Loss Per Share - Basic net loss per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities because that would have an anti-dilutive effect on net loss per share.

There were contingent convertible notes payable which if the contingencies were satisfied would be convertible into common stock and warrants to purchase shares of common stock as described in Note 6.  However, these instruments had restrictions that did not allow the holder to convert them as of December 31, 2010.

Recently Issued Accounting Standards - The following is a summary of recent authoritative pronouncements that were adopted in the attached consolidated financial statements by the Company.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables (including trade and notes receivable) and related allowance for credit losses.  This disclosure was initial effective for the Company’s financial statements ending December 31, 2010, but the effective date was deferred to financial statements ended on or after June 30, 2011.  Management doesn’t believe that this ASU will have a material impact on its financial statements.

3.  SOFTWARE COSTS

Software costs consisted of the following at December 31:

	2010	2009
Software costs	$-	$452,287
Accumulated amortization	-	-
Impairment	-	(452,287)
Software costs, net	$-	$-

Capitalized interest included in software costs was $ 0 and $55,733 at December 31, 2010 and 2009, respectively.  There was no amortization expense in 2010 or 2009 since the Company has not yet offered the product for sale.  The Company begins amortization when it offers its products for sale at the greater of i) the straight-line method over the expected life of three years and ii) the ratio of the current gross revenues  for the software to the total of current and estimated future gross revenues for the software.  As of December 31, 2009, the Company determined that the software was impaired due to insufficient funding available to secure the product rights or license rights and market and sell the product (see Note 11).

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009 and from September 18, 2006 (Inception) to December 31, 2010

4.  FURNITURE AND EQUIPMENT, NET

Furniture and equipment consisted of the following at December 31:

	2010	2009
Furniture and equipment	$2,727	$1,872
Accumulated depreciation of furniture and equipment	(1,299)	(587)
Furniture and equipment, net	$1,428	$1,285

Depreciation expense for 2010 and 2009 was $712 and $402, respectively.

5.  DEBT ISSUANCE COSTS, NET

Debt issuance costs consisted of the following at December 31:

	2010	2009
Debt issuance costs	$140,000	$140,000
Accumulated amortization of debt issuance costs	(140,000)	(140,000)
Debt issuance costs, net	$-	$-

Amortization expense for 2010 and 2009 was $0 and $34,532, respectively.  The debt issuance costs were amortized over the original terms of the promissory notes (see “Note Modifications" in Note 6).

6. NOTES AND CONVERTIBLE NOTES PAYABLE

The Company has financed its operation mainly through the issuance of notes payable.  The notes payable are as follows at December 31:

2010	2009

Convertible notes payable to related and unrelated parties bearing interest at a rate of 12%, principal is payable on March 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below.  If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75.  Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above.  The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011.  In the event the Company fails to register the warrant shares on or before June 1, 2011, the lender will be entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed.  All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date. The Public Event occurred on October 25, 2010 and the notes will be convertible at a price of $1.72 or a lesser price based on any equity financing on May 1, 2011. In the event all holders converted, a minimum of 753,278 warrants (based on the $1.72 conversion price) would be issued at an exercise price of $1.89. In the event none of the holders converted, a minimum of 188,319 warrants would be issued at the same price.
$1,295,638	$1,100,638

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009 and from September 18, 2006 (Inception) to December 31, 2010

Convertible notes payable bearing interest at a rate of 12%. Principal payable on June 30, 2009. Interest payable every six months. The note and accrued interest are convertible at 75% of the price per share paid by investors in the next equity financing and such conversion rights will expire 60 days after such equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. Notes are in default as of December 31, 2010.	40,000	40,000

Convertible notes payable bearing interest at a rate of 12%. Principal payable in September 2010. Interest payable every six months. Note is convertible at 75% of the price per equity interest paid by investors in the next equity financing and such conversion rights will expire 60 days after such equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. The note is in default as of December 31, 2010.	100,000	100,000

Secured convertible notes payable to one lender dated March 2008 and July 2008 and maturing March 17, 2009, bearing interest at 12% (20% default rate), secured by substantially all assets of the Company, convertible at 75% of the price of a future offering or into Company membership interests of 4.5% on a fully-diluted basis.  On March 17, 2009 (default date) the Company defaulted on payments and a forbearance agreement was executed on September 9, 2009.  The forbearance modified the note to 20% compounded interest on principal and accrued interest starting at the default date and extended the maturity date to the earlier of April 13, 2010 or 5 days after a defined financing with 25% due and the remainder due on April 13, 2010.   In 2010, the Company defaulted on the Forbearance agreement and on October 1, 2010 the Company executed a settlement agreement.  Under the settlement a new secured non-convertible note was made consolidating the prior $750,000 convertible promissory notes plus all accrued interest plus estimated legal costs of the lender for a new note balance of $1,170,718. The company recorded a debt discount of $129,606 on the debt extinguishment of the old debt and issuing the new common stock, such debt discount consisting of $108,553 fees and $21,053 value of the shares to be issued.  Amortization of the debt discount of $23,157 was recorded as interest expenses in the year ended December 31, 2010 and the remaining $106,449 will be amortized in the year ended December 31, 2011.  The note is secured by substantially all assets of the Company and bears interest at 12% (20% default rate). One-third of outstanding principal and interest is due every 120 days with all principal and interest due on or before the 480th day of this Note which is January 24, 2012.  The lender was also granted a 16% common equity interest, on a fully-diluted basis, in the Company. Additionally, the lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days that any amount is outstanding on this Note. Based on October 1, 2010 settlement agreement 2,996,656 shares are to be issued to the lender to satisfy the settlement agreement.  This note is in default as of January 29, 2011 since the Company missed first payment and interest accrues at a rate of 20%.  In addition, a 1% common stock interest or 349,805 common shares are due on January 29, 2011 to the lender.
	1,170,718	750,000

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009 and from September 18, 2006 (Inception) to December 31, 2010

Non-convertible notes payable dated in September 2010, bearing 6% interest with principal and interest due December 31, 2011. Notes issued in connection with the September 17, 2010 transaction as described in Note 1.	572,000	-

Non-convertible note payable dated February 18, 2009, bearing 12% interest payable plus an origination fee of $2,500, due March 2009. In default for non-payment as of December 31, 2009 and December 31, 2010.	25,000	25,000

Non-convertible note payable dated May 10, 2010 bearing interest at 12% due May 12, 2011. Note issued in settlement of $178,531 accounts payable with a gain on settlement recognized of $38,531.	140,000	-

Total notes payable	3,343,356	2,015,638
Debt discount, net of $23,157 interest amortization	(106,449)	-
Total notes payable, net of discount	3,236,907	2,015,638
Notes payable, related parties - current	(275,638)	-
Notes payable, related parties – non-current	-	(375,638)

Current portion of notes payable, net of debt discount	(2,614,390)	(915,000)
Notes payable, net of current portion	$346,879	$725,000

Note Modifications

The above descriptions of the first group of convertible notes due March 1, 2011 and the respective classifications as current or non-current liabilities reflect the terms under modified note agreements issued in May 2010 in accordance with ASC 470-10 "Short Term Obligations Expected to be Refinanced".  Original notes were issued during 2007, 2008 and 2009 with due dates of one-year from the note date and conversion terms at a 25% discount from any future equity offering price. No beneficial conversion values were originally recorded at the note dates since the conversion features were considered contingent and no value disclosed since such value could not be computed at the notes dates.  The conversion features are still considered contingent as of December 31, 2010.  At December 31, 2009, $776,338 was considered in default under the terms of the original notes.  Such default was cured for all these notes upon the modifications in May 2010. There was no other accounting effect for the modification which occurred in May 2010.

In total, for all above notes, there was $841,338 in default at December 31, 2009 of which $776,338 was cured through note modifications in May 2010.  However all $1,295,638 of these notes went into default for non-payment of principal and interest on the maturity date of March 1, 2011.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009 and from September 18, 2006 (Inception) to December 31, 2010

7. LOANS PAYABLE

During 2010 the Company received unsecured, non-interest bearing advances of $225,000 which were recorded as loans payable.  The Company paid back $35,920 of these loans leaving a balance owed of $189,080 at December 31, 2010.

8.  COMMITMENTS AND CONTINGENCIES

Legal Matters - Management has been notified of a legal claim against the Company whereby an investor relations consultant claims he is owed stock compensation under a March 9, 2010 consulting agreement.  The agreement describes common stock payments of 400,000 shares to be issued on October 25, 2010 and 100,000 shares each month for the following 11 months for a total of 1,500,000 shares.  Management asserts that no services were performed and no share or other compensation is due to the consultant except for $25,000 the consultant loaned to the Company which is recorded as a loan payable in the accompanying December 31, 2010 consolidated balance sheet.  Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position.  No liability has been accrued for this claim as of December 31, 2010.

Advisor agreement - The Company entered into an agreement with a Swiss Corporation, (the advisor) to assist the Company in raising capital.  At the completion of an equity financing, the agreement calls for compensation to the advisor of ten percent (10%) of total gross cash proceeds of funds raised, non-accountable expense allowance of 3%, and the issuance of five year warrants equal to 10% of the shares of the common stock issued with an exercise price of 110% of the market value.  If there is a debt financing, the advisor is to be paid (i) 6% of consideration received by the company and non-accountable expense allowance of 1%, (ii) 3% of any revolving credit line, (iii) 2% of any credit enhancement instrument, and (iv) 10% of any revenue-producing contract, fee-sharing arrangement, licensing, royalty or similar agreement.

Immediately following receipt by the Company of bridge financing, the advisor is to receive 9% of the Company.  In the event the advisor fails to secure a minimum of $20 million on a firm underwriting basis during the term of this agreement, the advisor shall return any of those advisor shares received for cancellation.  No shares were earned or issued as of the date of this report.

The Company paid the vendor $140,000 under this agreement in 2008 which was recorded as debt issue costs and was amortized over the debt term.

Lender Contingency - As discussed in Note 6, under an October 1, 2010 secured promissory note, a lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days that any amount is outstanding. (See Notes 6 and 13)

Management agreement – On June 3, 2010, the Company entered into three-year management agreements with two key members of management.  The agreements commit the Company to pay a combined total of $339,000 per year in base salary, $1,600 a month in two auto allowances, and stock compensation as determined by the Board of Directors.

A third agreement was also executed; however, the management member has not begun to provide services so the Company has not become liable for the compensation described in the agreement, which includes the Company issuing 1 million shares of restricted common stock.  The Company will recognize the expense of those shares based on their fair market value and the terms under which the shares vest.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009 and from September 18, 2006 (Inception) to December 31, 2010

9.  STOCKHOLDERS’ DEFICIT

Pursuant to the reverse recapitalization described above, all share and per share data in the accompanying consolidated financial statements has been retroactively adjusted for the effect of the recapitalization.

Common Stock Issued and Issuable - Due to certain administrative delays after the recapitalization date, including a change in transfer agents by the Company, of the total 34,980,515 common shares outstanding at December 31, 2010, 18,779,099 shares remain to be physically issued by the transfer agent.

Common Stock

In 2006 the Company issued 29,966,557 common shares to founders for no consideration.  The value of these shares was de minimis

In October 2010, prior to the recapitalization transaction, 2,996,656 shares of common stock were issued for the October 2010 debt settlement that is described in Note 6.  The shares were valued at a total $21,053 based upon the redemption price paid, as discussed below, since there was no other reliable evidence of fair value at the time of the issuance as the Company was still privately-held.

In October 2010, prior to the recapitalization transaction, the Company redeemed 14,234,114 common shares from an original founder for $100,000. These shares represented 100% of that founder's equity interests.  The shares were redeemed in exchange for a secured promissory note for $100,000.  The note bore interest at 7% and was due November 1, 2010.  The note was secured by the redeemed equity interests which were held in escrow until the note was paid.  The payment of principal and interest was made in November 2010.  The Company recognized a $537 gain on repayment of this note related to accrued interest.

On October 25, 2010 the Company is deemed to have issued 16,201,416 common shares to the original stockholders of the public shell as a result of the recapitalization.

In October 2010, the Company issued 50,000 shares of the Company’s common stock in exchange for legal services that were agreed to and provided in the first half of 2010.  Since there was no other indication of value of post-reorganization common stock at the measurement date in early 2010, the shares were valued at the $37,500 value of services and recorded as a liability until such time the recapitalization was completed on October 25, 2010 when the shares were reflected as issuable and the $37,500 was reclassified from liability to equity.

During 2010 the Company entered into several agreements with service providers which provided for post-reorganization stock for services. The commitment in aggregate was for 1,875,000 common shares plus 1.5% of fully-diluted shares just post-reverse merger.  In lieu of issuing shares in the post-recapitalization Company, the Company purchased common shares from certain pre-recapitalization original stockholders of the public shell, prior to the recapitalization date, and paid such shares to the consultants.  The Company also purchased other shell shares which were provided to other consultants.  The total cost of such purchase of $63,853 was charged to expense in September 2010 and represents cash consulting fees rather than stock based compensation.

Preferred Stock

The Company has 10,000,000 shares of preferred shares authorized which can be designated by the board of directors at a later date.  No preferences have been set for these preferred shares as of the date of these consolidated financial statements.

10.  RELATED PARTIES

At December 31, 2010 and 2009 there were $275,638 and $375,638 due to principal shareholders of the Company under promissory notes due on March 1, 2011 (see Note 6).

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009 and from September 18, 2006 (Inception) to December 31, 2010

11.  CONCENTRATIONS

License Concentration - The Company entered into an agreement with a Germany-based Company (licensor) to license its technology under a non-exclusive licensing agreement.  The Company intends to resell that licensor's software product as adapted by the Company for its potential North and South American territory customers.  The license agreement was executed but does not become effective until the Company pays a prepaid royalty fee to the licensor of $150,000.  This payment has not been made to-date.  Royalties due under the agreement are based on a percentage of gross revenues.

Concentration of Credit Risk - The Company maintains its cash accounts in certain financial institutions.  The amounts on deposit with the institutions are insured through the Federal Deposit Insurance Corporation (FDIC) in the amount of $250,000 per entity per institution.  The Company had no uninsured balances at December 31, 2010.  The Company has not experienced any losses on such accounts.

12.  INCOME TAXES

From September 18, 2006 (inception) to the recapitalization date of October 25, 2010, the Company was treated as a partnership for federal Income tax purposes. The corporate tax benefits of its losses were passed through to its owners and the Company did not have any income tax expense or benefit. Starting October 25, 2010 the Company became subject to paying income tax. There was no income tax expense from October 25, 2010 to December 31, 2010 due to the Company's net losses.

The blended Federal and State tax rate of 37.63% applies to loss before taxes. The Company's tax expense differs from the “expected” tax expense for Federal income tax purposes for the period of October 25, 2010 to December 31, 2010 (computed by applying United States Federal Corporate tax rate of 34% to net loss attributable to Sebring before taxes), as follows:

October 25, 2010 (Recapitalization) to December 31, 2010
Computed “expected” tax benefit	(42,132)
State income tax	(4,498)
Meals and entertainment	1,019
Change in deferred tax asset valuation allowance	45,611
Deferred tax asset	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at the end of each period are as follows:

Deferred tax assets:	December 31, 2010

Net operating loss carryforward	46,362
Gain on foreign currency exchange rates	(751)
Less valuation allowance	(45,611)
Net deferred tax assets	$-

The valuation allowance at December 31, 2010 was $45,611. The Company has a net operating loss carryforward of approximately $123,205 available to offset future U.S. net income over 20 years through 2030.

The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
Years ended December 31, 2010 and 2009 and from September 18, 2006 (Inception) to December 31, 2010

13.  SUBSEQUENT EVENTS

Loans and Notes Payable- As described below, in 2011, the Company recorded notes payable for an aggregate of $280,000 under promissory notes as follows:

In January and February 2011 the Company issued $200,000 of convertible promissory notes for cash.  These convertible notes payable bear interest at a rate of 12%, and principal is payable on September 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below.  If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75.  Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above.  The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011.  In the event the Company fails to register the warrant shares on or before June 1, 2011, the lender will be entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed.  All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date.

At January 29, 2011 a 1% common stock interest or 349,805 common shares are due to a lender pursuant to a settlement agreement and promissory note (see Note 6).

At January 29, 2011 a secured convertible promissory note for $1,170,718 went into default for non-payment of the first installment. (see Note 6)

On March 1, 2011, $1,295,638 of promissory notes went into default for non-payment of principal and interest. (see Note 6).

In April 2011 the Company executed a $70,000 in promissory notes to fund operating expenses.  The notes bear interest at 8% and mature on April 5, 2012.  The company also received $10,000 in non-interest bearing advances in April 2011.

In April 2011 the Company executed a contract for financial advisory services to be provided over a six month period in exchange for 845,000 shares of the Company’s common stock  which will be paid by a stockholder of the Company.  These shares vest and will be valued for accounting purposes at the date of issuance and such value will be recognized over the contract term and the payment of shares by the stockholder will be recorded as contributed capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 12, 2011, the Company dismissed its principal independent accountants, M&K CPAS, PLLC, (“M&K”). The decision to dismiss M&K as the Company’s principal independent accountant was approved by the Company’s Board of Directors on March 29, 2011.  M&K’s report on the Company’s financial statements for the fiscal years ended August 31, 2009 and 2010 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles except as stated herein.

Except as stated herein, during the period from M&K’s engagement through the date of M&K’s dismissal, there were no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&K, would have caused M&K to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such period. None of the “reportable events” described under Item 304(a)(1)(iv) of Regulation S-K occurred within the period of M&K’s engagement.  The audit report relating to the audit of Sebring Software, Inc.’s financial statements for the year ended August 31, 2010 and filed on December 14, 2010 indicated the auditors’ substantial doubt about the Company’s ability to continue as a going concern because, at those times, the Company required additional funds to meet its obligations and the costs of its operations.

On April 1, 2011, the Company engaged Salberg & Company, P.A. (“Salberg”) as its new principal independent accountants, effective immediately upon the dismissal of M&K. The decision to engage Salberg as the Company’s principal independent accountants was approved by the Company’s Board of Directors on March 29, 2011.  During the period that M&K was the Registrant’s independent registered public accounting firm, the Registrant (or someone on its behalf) had not consulted with Salberg, or any other auditor, regarding any accounting or audit concerns for the two most recent years and the subsequent interim period through the date the firm was engaged, to include, but not by way of limitation, those stated in Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer, and our acting Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2010:

•	Segregation of duties in the handling of cash, cash receipt, and cash disbursement was not formalized.
•	Maintenance of books and records on a non-GAAP basis which are converted to GAAP basis for financial reporting purposes.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on the Company's financial reporting in 2010. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt smaller reporting companies.

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

Name	Age	Position

Leif Andersen	55	President, Chief Executive Officerand Director
John Sauickie, Jr.	47	Chief Financial Officer and Vice President

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

Involvement in Certain Legal Proceedings

Other than as described below, our Director and executive officers have not been involved in any of the following events during the past ten years:

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

In May of 2003, our CEO Leif Andersen was the President of Vermax, Inc. and he guided Vermax, Inc. through a Chapter 11 reorganization.   Vermax, Inc. exited Chapter 11 successfully in September 2004.  Additionally, due to representations from the senior lender of Vermax, Inc. related to Mr. Andersen’s personal guarantee on a loan to Vermax, Inc., Mr. Anderson entered into a Chapter 13 reorganization in October 2003 to protect his personal assets, which was voluntarily dismissed in May 2004.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table:

The table below sets forth, for our last two fiscal years, the compensation earned by our officers and directors.  Except as provided below,.

Name and			Deferred		Stock	Option	All Other
Principal Position		Salary (1)	Compensation	Bonus	Awards	Awards	Compensation (2)

Leif Andersen	2010	$220,833	$-	$-	$-	$-	$34,931
CEO and Director	2009	$180,000	$-	$-	$-	$-	$52,417

John Sauicki	2010	$0	$-	$-	$-	$-	$0
CFO and Vice President	2009	$0	$-	$-	$-	$-	$0

Notes:
(1)	$233,543 of the 2009 and 2010 compensation is still owed to Mr. Andersen.
(2)	These amounts represent fringe benefits that were taken as compensation by Mr. Andersen.

Employment Agreements

Mr. Andersen and Sebring entered into a Management Employment Agreement (the “Employment Agreement”) effective June 3, 2010, which Employment Agreement was assumed by the Company in connection with the Exchange.  Pursuant to the Employment Agreement, Mr. Andersen agreed to serve as the Chief Executive Officer and President of Sebring for a term of 36 months (i.e., until June 3, 2013), provided that the Employment Agreement is automatically renewed if not terminated with thirty days prior notice.  Pursuant to the Employment Agreement, Mr. Andersen is to receive a salary of $250,000 per year, as well as bonuses as determined by the Board of Directors, and a car allowance of $800 per month.

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

Mr. Andersen was paid $88,718 in compensation from Sebring during the year ended December 31, 2010.  Pursuant to an agreement between Sebring and Mr. Andersen, Sebring agreed to pay Mr. Andersen $233,543 in accrued, but unpaid salary.
Sebring also has an employment agreement in place with John Sauickie, its Executive Vice President and Chief Financial Officer.  The employment agreement has a three year term, effective as of June 3, 2010, and provides for yearly compensation to Mr. Sauickie of $180,000 as well as bonuses as determined by the Board of Directors, and a car allowance of up to $800 per month.  The Company also agreed to issue Mr. Sauickie 1,000,000 shares of common stock, which the Company anticipates issuing in February 2011 in consideration for services rendered.  However, Mr. Sauickie has not commenced his employment with the Company and therefore is not currently owed any compensation from this agreement.

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

Indemnification of our Officers and Directors

The Nevada Revised Statutes and our Articles of Incorporation, as amended, allow us to indemnify our officers and Directors from certain liabilities and our Bylaws state that we shall indemnify every (i) present or former Director, advisory Director or officer of us, (ii) any person who while serving in any of the capacities referred to in clause (i) served at our request as a Director, officer, partner, venturer, proprietor, trustee, employee, agent or similar functionary of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and (iii) any person nominated or designated by (or pursuant to authority granted by) the Board of Directors or any committee thereof to serve in any of the capacities referred to in clauses (i) or (ii) (each an “Indemnitee”).

Our Bylaws provide that we shall indemnify an Indemnitee against all judgments, penalties (including excise and similar taxes), fines, amounts paid in settlement and reasonable expenses actually incurred by the Indemnitee in connection with any proceeding in which he was, is or is threatened to be named as a defendant or respondent, or in which he was or is a witness without being named a defendant or respondent, by reason, in whole or in part, of his serving or having served, or having been nominated or designated to serve, if it is determined that the Indemnitee (a) conducted himself in good faith, (b) reasonably believed, in the case of conduct in his Official Capacity, that his conduct was in our best interests and, in all other cases, that his conduct was at least not opposed to our best interests, and (c) in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful; provided, however, that in the event that an Indemnitee is found liable to us or is found liable on the basis that personal benefit was improperly received by the Indemnitee, the indemnification (i) is limited to reasonable expenses actually incurred by the Indemnitee in connection with the Proceeding and (ii) shall not be made in respect of any Proceeding in which the Indemnitee shall have been found liable for willful or intentional misconduct in the performance of his duty to us.

Except as provided above, the Bylaws provide that no indemnification shall be made in respect to any proceeding in which such Indemnitee has been (a) found liable on the basis that personal benefit was improperly received by him, whether or not the benefit resulted from an action taken in the Indemnitee's official capacity, or (b) found liable to us.  The termination of any proceeding by judgment, order, settlement or conviction, or on a plea of nolo contendere or its equivalent, is not of itself determinative that the Indemnitee did not meet the requirements set forth in clauses (a) or (b) above.  An Indemnitee shall be deemed to have been found liable in respect of any claim, issue or matter only after the Indemnitee shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals therefrom.  Reasonable expenses shall, include, without limitation, all court costs and all fees and disbursements of attorneys’ fees for the Indemnitee.  The indemnification provided shall be applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven.

Neither our Bylaws nor our Articles of Incorporation include any specific indemnification provisions for our officer or Director against liability under the Securities Act of 1933, as amended. Additionally, insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Act") may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of Common Stock as of December 31, 2010, by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of Common Stock based on 34,980,515 shares outstanding as of December 31, 2010 (which number includes 18,729,098 shares issuable in connection with the Exchange (described above) and another 50,000 shares, which have not been physically issued as of December 31, 2010, but have been included in the number of issued and outstanding shares disclosed throughout this report), (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of December 31, 2010.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage Beneficially Owned
Leif Andersen Chief Executive Officer and Director of the Company and Sebring 1400 Cattlemen Rd, Suite D Sarasota, Florida 34232	14,394,369	(1)	41.1%
John Sauickie, Jr. CFO and VP of Sebring 1400 Cattlemen Rd, Suite D Sarasota, Florida 34232	(2)		*
Lester Petracca c/o Triangle Equities 30-56 Whitestone Expressway Whitestone, NY 11354	2,996,656		8.6%
All Officers and Directors as a Group (2 persons)	14,394,369	(1)(2)	41.1%

(1) Mr. Andersen holds 14,394,369shares of the Company’s common stock through Thor Nor, LLC, an entity which he controls.  Includes 160,255 shares issuable in connection with the conversion of an outstanding convertible promissory note held by Thor Nor, LLC, in the amount of $275,638, which has a conversion rate of $1.72 per share.  Does not include any warrants due to Thor Nor, LLC in connection with the $275,638 of Convertible Notes held by it, as such warrants have not been granted to date.

(2) Does not include 1,000,000 shares which the Company has agreed to issue Mr. Sauickie in consideration for services rendered.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On October 25, 2010, pursuant to the terms of an Exchange and Reorganization Agreement between the Company, Sebring, Thor Nor, LLC, which is controlled by Leif Andersen (“Mr. Andersen”), Asbjorn Melo (“Mr. Melo”) and Lester Petracca (“Mr. Petracca” and, together with Mr. Melo and Mr. Andersen, the “Sebring Members”), the Company acquired all of the membership interests of Sebring in exchange for 18,729,098 shares of the Company’s common stock and the assumption of all of Sebring’s then liabilities (the “Exchange” and the “Exchange Shares”).  The liabilities assumed by the Company include an aggregate of $1,435,638 in convertible promissory notes (the “Convertible Notes”), an aggregate of $1,170,718 owed to Mr. Petracca, as described below and an aggregate of $737,000 in the form of non-convertible notes, among other liabilities.  As a result of the Exchange, Mr. Andersen, the sole officer and Director of the Company, through Thor Nor, LLC, a limited liability company controlled by Mr. Andersen, is also the beneficial owner of approximately 41% of the issued and outstanding capital stock of the Company.  As a result of the Exchange, the Company acquired all of the assets and liabilities of Sebring, including Sebring’s Management Employment Agreement with Mr. Andersen (as described in greater detail above under “Employment Agreement” and the rights to the License Agreement (described above under “Overview”).

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

Pursuant to the terms of the Exchange, Sebring LLC caused the Company to cancel the 69,376,450 shares of the Company’s common stock acquired in connection with the Purchase Agreement, described above, which shares were cancelled effective October 29, 2010.  As a result of the Exchange and cancellation, Thor Nor LLC (which is controlled by Mr. Andersen), Lester Petracca and Asbjorn Melo acquired 14,234,114, 2,996,656, and 1,498,328 shares of the Company’s common stock, respectively, representing approximately 41%, 8.6% and 4.3% of the issued and outstanding shares of the Company’s common stock, respectively (in all cases including the Collateral Shares described below and not including any other convertible securities which they hold)(the Exchange Shares have not been physically issued to date, but have been included in the number of issued and outstanding shares disclosed throughout this report).  In addition, Sebring previously held 7,491,639 shares of the Company’s common stock for the benefit of the Sebring Members (the “Collateral Shares”), which shares have already been included in the totals above, which shares were released upon our payment of a promissory note issued by Sebring to Die CON AG in the principal amount of $100,000 (the “Redemption Note”).

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

Leif Andresen is a party to an employment agreement with Sebring LLC providing for the payment of an annual salary of $250,000 for his service as Manager of Sebring LLC, a car allowance of up to $800 per month and a bonus determined by the Company’s board of directors or its compensation committee (the “Employment Agreement”).  Mr. Andersen’s employment agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “Cause” as defined in the agreement or Mr. Andersen for “Good Reason” as defined in the agreement.  In the event the employment agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring. A copy of the Employment Agreement is filed as an exhibit to this Agreement.

There is an agreement between Sebring LLC and Leif Andersen to pay Mr. Andersen $233,543 in accrued, but unpaid salary, as of December 31, 2010.

Sebring has an employment agreement in place with John Sauickie, its Executive Vice President and Chief Financial Officer.  The employment agreement has a three year term, effective as of June 3, 2010, and provides for yearly compensation to Mr. Sauickie of $180,000 as well as bonuses as determined by the Board of Directors, and a car allowance of up to $800 per month.  The Company also agreed to issue Mr. Sauickie 1,000,000 shares of common stock, which the Company anticipates issuing in February 2011 in consideration for services rendered. Mr. Sauickie’s employment agreement can be terminated by Mr. Sauickie at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “Cause” as defined in the agreement or Mr. Sauickie for “Good Reason” as defined in the agreement.  In the event the employment agreement is terminated by the Company without Cause or by Mr. Sauickie for Good Reason, Mr. Sauickie is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Sauickie’s entry into a release satisfactory to Sebring. Mr. Sauickie’s employment agreement includes a non-compete clause, whereby Mr. Sauickie agreed not to compete with Sebring for a period of two years following the termination of the employment agreement.

Sebring has an employment agreement in place with L. Michael Andersen, its Director of Sales and Marketing.  The employment agreement has a three year term, effective as of June 3, 2010, and provides for yearly compensation to Mr. Andersen of $89,000 as well as bonuses as determined by the Board of Directors, and a car allowance of up to $800 per month.   Michael Andersen’s employment agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “Cause” as defined in the agreement or Mr. Andersen for “Good Reason” as defined in the agreement.  In the event the employment agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring.

Mr. Andersen is the father of L. Michael Andersen, who is Director of Sales and Marketing for the Company and whose employment terms are discussed below.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following table sets forth the fees billed by our independent registered public accounting firm, Salberg & Company, P.A. for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2010	2009
Audit Fees	$24,900	$44,300
Audit Related Fees	0	1,950
Tax Fees	0	0
All Other Fees	0	0

Audit fees.    Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.  The 2009 fees include the fees for the combined audit of fiscal years 2009 and 2008.

 Audit-related fees.    Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees.    Other services provided by our independent registered public accounting firm.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

2.1(5)	Exchange and Reorganization Agreement dated as of October 25, 2010

2.2(5)	Spin-Off Agreement by and among Sumotext Incorporated, Tim Miller and Jim Stevenson effective as of October 25, 2010

3.1(1)	Articles of Incorporation

3.2(3)	Certificate of Change Pursuant to NRS 78.209

3.3(6)	Amendment to Articles of Incorporation

3.4(1)	Bylaws

10.1(4)	Securities Purchase Agreement

10.2(4)	Spin-Off Agreement

10.3(5)	Settlement Agreement by and between Lester Petracca and Sebring Software, LLC dated as of October 1, 2010

10.4(5)	Secured Promissory Note issued by Sebring Software, LLC to Lester Petracca dated as of October 1, 2010

10.5(5)	Security Agreement by and between Lester Petracca and Sebring dated as of October 1, 2010

10.6(5)	License Agreement by and between Sebring Software, LLC and Engineering Consulting and Solutions, GMBH dated as of October 22, 2010

10.7(5)	Form of Convertible Promissory Note

10.8(5)	Redemption and Security Agreement by and between Die CON AG and Sebring Software, LLC dated as of October 22, 2010

10.9(5)	Redemption Note issued by Sebring Software, LLC to Die CON AG dated as of October 22, 2010

10.10*	Employment Agreement by and between Leif Andersen and Sebring Software, LLC dated as of June 3, 2010

10.11(5)	Resignation letter to Sumotext Incorporated from Tim Miller

10.12*	Employment Agreement by and between John J. Sauickie and Sebring Software, LLC dated as of June 3, 2010

10.13*	Employment Agreement by and between L. Michael Andersen and Sebring Software, LLC dated as of June 3, 2010

10.14*	Letter Agreement by and between Sebring Software, LLC and New World Merchant Partners dated as of August 2, 2010

10.15*	Letter Agreement by and between Sebring Software, LLC and Abraxis Financial dated as of August 1, 2010

10.16*	Investment Advisory Agreement by and between Sebring Software, LLC and Galileo Asset Management, SA dated as of April 5, 2007

16.1(2)	Letter from M & K CPAS, PLLC

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1) Filed as an Exhibit to the Company’s Registration Statement on Form S-1, filed with the Commission on January 23, 2009, and incorporated by reference herein.

(2) Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on April 14, 2011, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on September 21, 2010 and incorporated herein by reference.

(4) Filed as Exhibits to the Company’s Report on Form 8-K, filed with the Commission on September 24, 2010 and incorporated herein by reference.

(5) Filed as Exhibits to the Company’s Report on Form 8-K, filed with the Commission on October 29, 2010 and incorporated herein by reference.

(6) Filed as Exhibit to the Company’s Report on Form 10-K, filed with the Commission on December 14, 2010.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEBRING SOFTWARE, INC.

Date: April 15, 2011	By:	/s/ Leif Andersen
Leif Andersen
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Leif Andersen
Leif Andersen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Sauickie
John Sauickie
Chief Financial Officer
(Principal Financial Officer)