Form 10-Q
period 2011-03-31
Sebring Software, Inc.
filed 2011-05-16
CIK 1452476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

COMMISSION FILE NUMBER: 333-156934
SEBRING SOFTWARE, INC.
(Name of registrant in its charter)

SUMOTEXT INCORPORATED
(Former name of registrant in its charter)

Nevada	26-0319491
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1400 Cattlemen Rd, Suite D
Sarasota, Florida 34232
(Address of principal executive offices)
N/A
 (Address of former principal executive offices)
(941) 377-0715
 (Registrant's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐
Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of April 13, 2010, the registrant had 35,330,320 shares of common stock, $0.0001 par value per share, outstanding (which number includes 18,729,098 shares issuable in connection with the Exchange (described below) and 399,805 shares to be issued under various agreements which have not been physically issued to date).

TABLE OF CONTENTS

		Page #

PART 1	FINANCIAL INFORMATION:
ITEM 1	FINANCIAL STATEMENTS:
	Sebring Software, Inc. and Subsidiary Consolidated Financial Statements Three Months Ended March 31, 2011 and 2010 and for the Period from September 18, 2006 (inception) to March 31, 2011.	1

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	14

PART II	OTHER INFORMATION:
ITEM 1	LEGAL PROCEEDINGS	14

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

ITEM 5	OTHER INFORMATION	15

ITEM 6	EXHIBITS	15

	Signatures	15

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiary
 (a development stage company)

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$80,014	$6,359
Prepaid expenses	88	7,588
Total current assets	80,102	13,947

Furniture, equipment and vehicles, net	81,003	1,428
Deposits	1,000	1,000
Total assets	$162,105	$16,375

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$340,606	$306,357
Accrued payroll related liabilities	373,761	327,581
Accrued interest payable	527,552	417,034
Current portion of notes payable, net of debt discount	3,213,118	2,614,390
Loans payable	189,080	189,080
Notes payable, related parties	275,638	275,638
Total current liabilities	4,919,755	4,130,080

Notes payable, net of current portion	54,739	346,879
Total liabilities	4,974,494	4,476,959

Commitments and contingencies (Note 4)

Common stock issued or to be issued- $0.0001 par value, 1,100,000,000 shares authorized, 35,330,320 and 34,980,515 shares issued or to be issued and outstanding, at March 31, 2011 and December 31, 2010, respectively.	3,533	3,498
Additional paid-in-capital	88,639	(331,092)
Deficit accumulated during the development stage	(4,904,561)	(4,132,990)
Total stockholders' deficit	(4,812,389)	(4,460,584)

Total liabilities and stockholders' deficit	$162,105	$16,375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Statements of Operations - Unaudited

	Three Months Ended		September 18, 2006
	March 31,		(inception) to
	2011	2010	March 31, 2011
Operating expenses:
Employee compensation and benefits	$102,507	$61,688	$1,503,695
Impairment expense	-		452,287
General & administrative expenses	105,961	51,317	1,608,260
Total operating expenses	208,468	113,005	3,564,242
Loss from operations	(208,468)	(113,005)	(3,564,242)

Other income (expense):
Gain on debt settlement	-	-	39,068
Loan penalty	(419,766)	-	(419,766)
Gain (loss) on foreign currency transactions	(9,081)	10,537	11,796
Interest expense	(134,256)	(74,755)	(971,417)
Total other income (expense), net	(563,103)	(64,218)	(1,340,319)

Net loss	$(771,571)	$(177,223)	$(4,904,561)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.16)

Weighted average shares outstanding - basic and diluted	35,217,605	29,966,557	30,472,748

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Statements of Changes in Stockholders’ Deficit - Unaudited
Three Months Ended March 31, 2011

				Deficit
				Accumulated
	Common Stock issued		Additional	During	Total
	or to be issued		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance - December 31, 2010	34,980,515	$3,498	$(331,092)	$(4,132,990)	$(4,460,584)

Shares to be issued for loan penalty	349,805	35	419,731	-	419,766

Net loss for three months ended March 31, 2011	-	-	-	(771,571)	(771,571)

Balance -March 31, 2011	35,330,320	$3,533	$88,639	$(4,904,561)	$(4,812,389)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Statements of Cash Flows - Unaudited

	Three Months Ended		September 18, 2006
	March 31,		(inception) to
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(771,571)	$(177,223)	$(4,904,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,677	156	6,975
Common stock issued for legal services	-	-	37,500
Common shares to be issued for loan penalty	419,766	-	419,766
Gain on debt settlements	-	-	(39,068)
Impairment expense	-	-	452,287
Amortization of debt issuance costs	-	-	140,000
Amortization of debt discount	23,672	-	46,829
Changes in assets and liabilities:
Prepaid expenses	7,500	-	(88)
Deposits	-	-	(1,000)
Accounts payable and accrued liabilities	34,249	23,898	519,137
Accrued payroll related liabilities	46,180	9,562	373,761
Accrued interest payable	110,518	74,755	840,254
Net cash used in operating activities	(124,009)	(68,852)	(2,108,208)

Cash flows from investing activities:
Investment pursuant to recapitalization	-	-	(286,147)
Software development costs	-	-	(452,287)
Purchase of furniture and equipment	-	-	(2,726)
Net cash used in investing activities	-	-	(741,160)

Cash flows from financing activities:
Payment of debt issuance costs	-	-	(140,000)
Proceeds from issuance of notes payable	200,000	45,000	3,222,638
Repayment of notes payable	(2,336)	-	(53,256)
Repayment of notes issued for redemption of equity interest	-	-	(100,000)
Proceeds provided by financing activities	197,664	45,000	2,929,382
Net increase (decrease) in cash	73,655	(23,852)	80,014
Cash, beginning of period	6,359	35,505	-
Cash, end of period	$80,014	$11,653	$80,014
Supplemental Cash Flow Information:
Interest paid	$66	$-	$66
Taxes paid	$-	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Accounts payable settled with note payable	$-	$-	$178,531
Note payable principal and interest refinanced	$-	$-	$1,062,165
Stock based lender fees recorded as debt discount from settlement	$-	$-	$21,053
Lender fee recorded as discount pursuant to settlement	$-	$-	$108,553
Note issued for redemption of equity	$-	$-	$100,000
Deemed issuance of common stock pursuant to recapitalization	$-	$-	$1,620
Purchase vehicles with notes payable	$85,252	$-	$85,252

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three Months ended March 31, 2011 and 2010 and from September 18, 2006 (Inception) to March 31, 2011

1.  BASIS OF PRESENTATION, NATURE OF BUSINESS, ORGANIZATION, REVERSE RECAPITALIZATION AND GOING CONCERN

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.  For further information, refer to the audited consolidated financial statements and footnotes of the company for the years ending December 31, 2010 and 2009.

Principles of Consolidation - The consolidated financial statements include the accounts of Sebring and its wholly-owned subsidiary, Sebring Software, LLC.  All material intercompany balances and transactions have been eliminated in consolidation.

Nature of Business – Sebring Software, Inc. and Subsidiary ("the Company", "us", "we", "our") intends to be a subscription based reseller of software to companies in the automotive, manufacturing, aerospace, healthcare and financial services industries.  The software is intended to be licensed from a German based company. Sebring has developed “Adaptors” to the original software product developed by the German company which allow the software to be used by companies in North and South America and allows them to navigate multiple enterprise applications used in their numerous operating units in a single user interface so the users can gather and use their intercompany business information more quickly and effectively.

Organization – Sebring Software, LLC ("the LLC") was originally organized in the state of Florida on September 18, 2006.  On October 25, 2010 the Company consummated a transaction whereby the LLC was acquired by an inactive publicly-held company in a transaction accounted for as a recapitalization of the LLC.  The publicly-held company was incorporated in Arkansas on June 8, 2007 and redomiciled in Nevada in September 2008. (see "Reverse Recapitalization" below).

The Company has been in the development stage through March 31, 2011.  Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational opportunities.  Since its formation, the LLC has not realized any revenues from its planned operations.

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

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three Months ended March 31, 2011 and 2010 and from September 18, 2006 (Inception) to March 31, 2011

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

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $771,571 and net cash used in operations of $124,009 for the three months ended March 31, 2011 and a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $4,839,653, $4,812,389 and $4,904,561, respectively, at March 31, 2011.  In addition, the Company has not generated any revenues through March 31, 2011. Furthermore, because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $2,631,356 of debt plus $492,890 of accrued interest as of March 31, 2011 and was in potential default (subject to lender notifying the Company of default) on $2,771,356 of debt plus $546,925 of accrued interest as of the date of this report.  As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $103,407 of accrued interest.

These conditions, as well as the conditions noted below, were considered when evaluating the Company’s liquidity and its ability to meet its ongoing obligations. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

The Company continues to work towards a completion of the funding agreement with Enerizon Partners Ltd (EPL) to fund the company with an investment of $11 million in the form of convertible preferred shares. EPL has since decided to increase this to $15 million and the Company originally expected to receive this funding by February 15, 2011, it is now looking at May 31st as a possible date. In addition the company has signed a term sheet with Socius Capital Group for a funding of up to $5 million, with the first investment expected by June 30, 2011.

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

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three Months ended March 31, 2011 and 2010 and from September 18, 2006 (Inception) to March 31, 2011

2.  FURNITURE, EQUIPMENTAND VEHICLE, NET

The Company acquired two vehicles for its executives for a total of $85,252 during the three months ended March 31, 2011.  Those vehicles are being depreciated on a straight line basis over a three year life.

3. NOTES AND CONVERTIBLE NOTES PAYABLE

During the three months ended March 31, 2011, the Company has financed its operation mainly through the issuance of two notes payable as follows:

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

Vehicle loans – The Company financed the purchase of two vehicles for two executives for a total of $85,252.  These financing agreements require the Company to pay principal and interest payments of $2,402 per month through February 2014.  The loan has an interest rate of approximately 1%.

Past Due Notes - Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $2,631,356 of debt plus $492,890 of accrued interest as of March 31, 2011 and was in potential default (subject to lender notifying the Company of default) on $2,771,356 of debt plus $546,925 of accrued interest as of the date of this report. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $103,407 of accrued interest.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three Months ended March 31, 2011 and 2010 and from September 18, 2006 (Inception) to March 31, 2011

4.  COMMITMENTS AND CONTINGENCIES

Legal Matters - Management has been notified of a legal claim against the Company whereby an investor relations consultant claims he is owed stock compensation under a March 9, 2010 consulting agreement.  The agreement describes common stock payments of 400,000 shares to be issued on October 25, 2010 and 100,000 shares each month for the following 11 months for a total of 1,500,000 shares.  Management asserts that no services were performed and no share or other compensation is due to the consultant except for $25,000 the consultant loaned to the Company which is recorded as a loan payable in the accompanying consolidated balance sheets.  Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position.  No liability has been accrued for this claim as of March 31, 2011.

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

Lender Contingency - Under an October 1, 2010 secured promissory note, a lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days that any amount is outstanding. The first set of shares to be issued under this agreement was recorded as of January 29, 2011 as described in Note 5.

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

5.  STOCKHOLDERS’ DEFICIT

Common Stock

At January 29, 2011 (the Penalty date) a 1% common stock interest or 349,805 common shares became due to a lender pursuant to a settlement agreement and promissory note.  Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $1.20 per share on the Penalty date which is considered the measurement date for a total of $419,766.

6.  SUBSEQUENT EVENTS

In April 2011 the Company executed $70,000 in promissory notes to fund operating expenses.  The notes bear interest at 8% and mature on April 5, 2012.  The company also received $10,000 in non-interest bearing advances in April 2011.

In April 2011 the Company executed a contract for financial advisory services to be provided over a six month period in exchange for 845,000 shares of the Company’s common stock which will be paid by a stockholder of the Company.  These shares are being paid by another shareholder and will be valued for accounting purposes at the date of issuance and such value will be recognized over the contract term and the payment of shares by the stockholder will be recorded as contributed capital.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements.

The purpose of this discussion is to provide an understanding of the consolidated financial results and condition of Sebring Software, Inc. and Subsidiary (Company) and to also describe the plans for future growth and expansion.

Forward-Looking Statements

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability to maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel, its ability to implement its business plan.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

Overview

Sebring is in the development stage and therefore has not earned any revenue.  Sebring’s designed purpose is to be a subscription based reseller of software to companies in the automotive, manufacturing, aerospace, healthcare and financial services industries.  Sebring has developed “Adaptors” which allow the licensed software to be used by companies in North and South America and allows them to navigate multiple enterprise applications used in their numerous operating units in a single user interface so the users can gather and use their intercompany business information more quickly and effectively.

Results of Operations

Results of Operations for the three months ending March 31, 2011 compared to the three months ending March 31, 2010

Employee compensation and benefits increased $40,819 from $61,688 in the three months ended March 31, 2010 to $102,507 for the three months ended March 31, 2011.  This increase is mainly due a base salary increase received under new employment agreements with two Company executives for a combined  total of $22,500, and a $7,731 increase  in medical insurance for the two executives.

General and administrative expenses increased by $54,644, from $51,317 in the three months ended March 31, 2010 to $105,961 in the three months ended March 31, 2011.  This increase was mainly due to a $39,604 increase in the accounting and auditing fees incurred to comply with the SEC filing requirements and $11,489 in travel costs incurred in efforts to execute the Company’s business plan.

In the three months ended March 31, 2011 the Company recorded a $419,766 loan penalty because of a provision in a loan document that stated the Company would issue the holder of the note 1% of the Company’s outstanding common stock if the loan was not paid back as of January 29, 2011 (and again every 120 days thereafter).  Since the loan was not repaid, a charge for the shares to be issued was recorded.

Interest expense increased from $74,755 for the three months ended March 31, 2010 to $134,256 for the three months ended March 31, 2011.  This increase was due to the interest on the additional debt incurred during 2010 and 2011 to support the operations of the Company.

Inflation and seasonality

Sebring does not believe that inflation or seasonality will significantly affect it results of operations.

Liquidity and capital resources

Sebring’s cash and liquidity resources have been provided by investors through convertible and non-convertible notes and loans payable.  Investors have loaned the company $3,222,638 from September 18, 2006 (inception) through March 31, 2011.  Investors have also loaned the company $80,000 subsequent to March 31, 2011.  These cash investments have generally been used for software development and for general and administrative expenses including management compensation.  However, we don’t believe our current funds will be sufficient to sustain operations and for implementation of our business plan.

The Company anticipates to complete a funding in the near future that will be sufficient to fund the execution of its business plan.  However, the Company cannot guarantee that this funding will be completed and that it will receive the necessary funding to sustain operations.

Debt and contractual obligations

Sebring has commitments to pay investors $4,260,127 of principal and accrued interest in various convertible notes, non-convertible notes and loans payable through March 31, 2011, and an additional $80,000 plus interest borrowed subsequent to March 31, 2011.  It is also owes $340,606 in accounts payable and accrued liabilities and $373,761 of payroll related liabilities as of March 31, 2011.  Because the Company was unable to make the required principal and interest payments required by a number of notes payable, the Company was in potential default (subject to lender notifying the Company of default) on $2,631,356 of debt plus $492,890 of accrued interest as of March 31, 2011 and was in potential default (subject to lender notifying the Company of default) on $2,771,356 of debt plus $546,925 of accrued interest as of the date of this report. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $103,407 of accrued interest.

Additionally, for each 120 days that the one of the notes, which is in default, is issued and outstanding, the Company agreed to pay the holder 1% of the issued and outstanding common stock of the Company (approximately 349,305 shares based on the number of shares outstanding on the date the penalty became effective). This note is secured by a security interest in substantially all of Sebring’s assets.  Pursuant to the Security Agreement, we agreed to pay the holder 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Note.

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

The Company has also committed to pay various stock compensation and finder fees to entities that are raising funds on the Company’s behalf.  Those funds are payable in the event that they are successful in raising capital described above and as more fully described in the Sebring consolidated financial statements.

Critical Accounting Estimates and Policies

Software Development Costs.  The Company accounts for its software development costs in accordance with Accounting Standards Codification (“ASC”) ASC 350 “Computer Software Developed or Obtained for Internal Use”.

ASC 350 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage.  The Company amortizes the capitalized cost of software developed or obtained for internal use over at the greater of i) the straight-line method over the expected life of three years and ii) the ratio of the current gross revenues  for the software to the total of current and estimated future gross revenues for the software.

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

Stock Based Compensation –Certain employees may be granted stock options or restricted stock. The Company adopted the disclosure requirements of ASC 718 (formerly SFAS No. 123R) "Share-Based Payment" ("ASC 718") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by ASC 718. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. For restricted stock, the fair value is determined based on the quoted market price. Restricted shares or restricted shares units are measured at their fair value as if they were vested and issued on the grant date value determined based on the close trading price of our shares known at the grant date.  All restricted shares and restricted shares units to employees and non-employees granted in 2010 and 2011 were granted for no consideration or for a voluntary reduction in cash compensation; therefore their fair value was equal to the share price at the date of grant.

We apply ASC 718 and ASC 505 (EITF 96-18), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", with respect to options and warrants issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date. ASC 718 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Stock-based compensation is considered critical accounting policy due to the significant expenses of options, restricted stock and restricted stock units which were granted to our employees, directors and consultants.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables (including trade and notes receivable) and related allowance for credit losses.  This disclosure was initial effective for the Company’s financial statements ending December 31, 2010, but the effective date was deferred to financial statements ended on or after June 30, 2011.  Management doesn’t believe that this ASU will have a material impact on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures- Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Sebring has commitments to pay investors $4,260,127 of principal and accrued interest in various convertible notes, non-convertible notes and loans payable through March 31, 2011, and an additional $80,000 plus interest borrowed subsequent to March 31, 2011.  Because the Company was unable to make the required principal and interest payments required by a number of notes payable, the Company was in potential default (subject to lender notifying the Company of default) on $2,631,356 of debt plus $492,890 of accrued interest as of March 31, 2011and was in potential default (subject to lender notifying the Company of default) on $2,771,356 of debt plus $546,925 of accrued interest as of the date of this report. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $103,407 of accrued interest.

Additionally, for each 120 days that the one of the note, which is in default, is issued and outstanding, the Company agreed to pay the holder 1% of the issued and outstanding common stock of the Company (approximately 349,305 shares based on the current number of shares outstanding). This note is secured by a security interest in substantially all of Sebring’s assets.  Pursuant to the Security Agreement, we agreed to pay the holder 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Note.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

None

SIGNATURES (*)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEBRING SOFTWARE, INC.

Date	May 16, 2011	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer and
Principal Financial Officer