Form 10-Q
period 2011-06-30
Sebring Software, Inc.
filed 2011-08-22
CIK 1452476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 17, 2011, the registrant had 36,643,917 shares of common stock, $0.0001 par value per share  outstanding (which number  includes 1,713,402 shares to be issued under various agreements which have not been physically issued to date).

TABLE OF CONTENTS

		Page #

PART 1	FINANCIAL INFORMATION:
ITEM 1	FINANCIAL STATEMENTS:
	Sebring Software, Inc. and Subsidiary Consolidated Financial Statements Three and Six Months Ended June 30, 2011 and 2010 and for the Period from September 18, 2006 (inception) to June 30, 2011.	1

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4.	CONTROLS AND PROCEDURES	17

PART II	OTHER INFORMATION:
ITEM 1	LEGAL PROCEEDINGS	17

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4	REMOVED AND RESERVED	18

ITEM 5	OTHER INFORMATION	18

ITEM 6	EXHIBITS	18

	Signatures	18

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiary
(a development stage company)

Consolidated Financial Statements

Three and Six Months Ended June 30, 2011 and 2010
and for the Period from September 18, 2006
(Inception) to June 30, 2011

Sebring Software, Inc. and Subsidiary
(a development stage company)

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$212,133	$6,359
Prepaid expenses	35,266	7,588
Total current assets	247,399	13,947

Furniture, equipment and vehicles, net	73,671	1,428
Deposits	1,000	1,000
Total assets	$322,070	$16,375

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$321,932	$306,357
Accrued payroll related liabilities	416,136	327,581
Accrued interest payable	649,915	417,034
Current portion of notes payable, net of debt discount	3,307,383	2,614,390
Loans payable	189,080	189,080
Notes payable, related parties	275,638	275,638
Total current liabilities	5,160,084	4,130,080

Notes payable, net of current portion	57,654	346,879
Total liabilities	5,217,738	4,476,959

Commitments and contingencies (Note 4)

Common stock issued or to be issued- $0.0001 par value, 1,100,000,000 shares authorized, 36,643,917 and 34,980,515 shares issued or to be issued and outstanding, at June 30, 2011 and December 31, 2010, respectively.	3,664	3,498
Additional paid-in-capital	824,352	(331,092)
Deficit accumulated during the development stage	(5,723,684)	(4,132,990)
Total stockholders' deficit	(4,895,668)	(4,460,584)

Total liabilities and stockholders' deficit	$322,070	$16,375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Statements of Operations - Unaudited

	Three Months Ended		Six Months Ended		September 18, 2006
	June 30,		June 30,		(inception) to
	2011	2010	2011	2010	June 30, 2011
Operating expenses:
Employee compensation and benefits	$101,226	$77,858	$203,733	$139,546	$1,604,920
Impairment expense	-	-	-	-	452,288
General & administrative expenses	101,952	78,172	207,913	129,488	1,710,212
Total operating expenses	203,178	156,030	411,646	269,034	3,767,420
Loss from operations	(203,178)	(156,030)	(411,646)	(269,034)	(3,767,420)

Other income (expense):
Gain on debt settlement	-	-	-	-	39,068
Loan penalty	(304,058)	-	(723,824)	-	(723,824)
Gain (loss) on foreign currency transactions	(3,598)	15,713	(12,679)	26,250	8,198
Interest expense	(308,289)	(80,800)	(442,545)	(155,556)	(1,279,706)
Total other income (expense), net	(615,945)	(65,087)	(1,179,048)	(129,306)	(1,956,264)

Net loss	$(819,123)	$(221,117)	$(1,590,694)	$(398,340)	$(5,723,684)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)	$(0.19)

Weighted average shares outstanding - basic and diluted	35,664,469	29,966,557	35,442,271	29,966,557	30,743,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Statement of Changes in Stockholders’ Deficit - Unaudited
Six Months Ended June 30, 2011

				Deficit
				Accumulated
	Common Stock issued		Additional	During	Total
	or to be issued		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance - December 31, 2010	34,980,515	$3,498	$(331,092)	$(4,132,990)	$(4,460,584)

Shares to be issued for loan penalty	707,520	70	723,753	-	723,823

Shares to be issued for cash	955,882	96	324,904		325,000

Warrants to be issued on notes payable			106,787		106,787

Net loss for six months ended June 30, 2011	-	-	-	(1,590,694)	(1,590,694)

Balance -June 30, 2011	36,643,917	$3,664	$824,352	$(5,723,684)	$(4,895,668)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Statements of Cash Flows - Unaudited

	Six Months Ended		September 18, 2006
	June 30,		(inception) to
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(1,590,694)	$(398,340)	$(5,723,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,009	312	14,307
Common stock issued for legal services	-	-	37,500
Common shares to be issued for loan penalty	723,823	-	723,823
Gain on debt settlements	-	-	(39,068)
Impairment expense	-	-	452,287
Amortization of debt issuance costs	-	-	140,000
Amortization of debt discount	47,871	-	71,028
Warrant expense of notes payable	106,787	-	106,787
Changes in assets and liabilities:
Prepaid expenses	(27,678)	-	(35,266)
Deposits	-	-	(1,000)
Accounts payable and accrued liabilities	15,575	(49,278)	500,463
Accrued payroll related liabilities	88,555	23,305	416,136
Accrued interest payable	232,882	142,310	962,618
Net cash used in operating activities	(389,870)	(281,691)	(2,374,069)

Cash flows from investing activities:
Investment pursuant to recapitalization	-	-	(286,147)
Software development costs	-	-	(452,287)
Purchase of furniture and equipment	-	-	(2,726)
Net cash used in investing activities	-	-	(741,160)

Cash flows from financing activities:
Payment of debt issuance costs	-	-	(140,000)
Proceeds from issuance of stock	325,000	-	325,000
Proceeds from issuance of notes payable	280,000	300,000	3,302,638
Repayment of notes payable	(9,356)	-	(60,276)
Repayment of notes issued for redemption of equity interest	-	-	(100,000)
Net cash provided by financing activities	595,644	300,000	3,327,362
Net increase in cash	205,774	18,309	212,133
Cash, beginning of period	6,359	35,505	-
Cash, end of period	$212,133	$53,814	$212,133
Supplemental Cash Flow Information:
Interest paid	$272	$-	$272
Taxes paid	$-	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Accounts payable settled with note payable	$-	$-	$178,531
Note payable principal and interest refinanced	$-	$-	$1,062,165
Stock based lender fees recorded as debt discount from settlement	$-	$-	$21,053
Lender fee recorded as discount pursuant to settlement	$-	$-	$108,553
Note issued for redemption of equity	$-	$-	$100,000
Deemed issuance of common stock pursuant to recapitalization	$-	$-	$1,620
Purchase vehicles with notes payable	$85,252	$-	$85,252

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Six Months ended June 30, 2011 and 2010 and from September 18, 2006 (Inception) to June 30, 2011

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

The Company has been in the development stage through June 30, 2011.  Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational opportunities.  Since its formation, the Company has not realized any revenues from its planned operations.

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

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Six Months ended June 30, 2011 and 2010 and from September 18, 2006 (Inception) to June 30, 2011

Since the spin-off was contemplated as part of the transaction and occurred on the transaction date of October 25, 2010, and since the members of the LLC obtained an approximate 53% voting interest and Board and management control in Sumotext, the transaction is deemed to be a reverse recapitalization of the LLC with a public shell.  However, since control was obtained of the shell, Sumotext, on September 17, 2010 and the acquisition occurred on October 25, 2010, the transaction will be accounted for as a combination of entities under common control.  The historical operations of the Company are those historical operations of the LLC and those of Sumotext from the September 17, 2010 date when the entities became under common control.

All share and per share data in the accompanying consolidated financial statements has been retroactively adjusted for the effect of the recapitalization.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $1,590,694 and net cash used in operations of $389,870 for the six months ended June 30, 2011 and a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $4,912,685, $4,895,668 and $5,723,684, respectively, at June 30, 2011.  In addition, the Company has not generated any revenues through June 30, 2011. Furthermore, because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $2,771,356 of debt plus $611,435 of accrued interest as of June 30, 2011.  Under terms of the convertible notes, the Company is required to issue warrants upon conversion or, in the event that conversion has not taken place, issue warrants equal to 25% of the shares the subscriber would have received if conversion had taken place.  As of June 30, 2011 the Company has agreed to issue 135,174 warrants as a result of this requirement.  As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $144,077 of accrued interest.

These conditions, as well as the conditions noted below, were considered when evaluating the Company’s liquidity and its ability to meet its ongoing obligations and raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

The company has signed a term sheet with Socius Capital Group for a funding of up to $5 million under terms discussed in Note 4 below. As of the date of this report, the Company has not received any funds under this agreement.  In addition, the Company continues to explore additional sources of funding although there is no guaranty that such funds will be available or at favorable terms.

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of software for impairment analysis purposes, valuation of any derivatives or beneficial conversion features on convertible debt, valuation of stock or other equity-based instruments issued for services,  settlements or penalties and valuation of deferred tax assets.

Recently Issued Accounting Standards - The following is a summary of recent authoritative pronouncements that were adopted in the attached consolidated financial statements by the Company.

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables (including trade and notes receivable) and related allowance for credit losses.  This disclosure was initially effective for the Company’s financial statements ending December 31, 2010, but the effective date was deferred to financial statements ended on or after June 30, 2011.  Management doesn’t believe that this ASU will have a material impact on its financial statements.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Six Months ended June 30, 2011 and 2010 and from September 18, 2006 (Inception) to June 30, 2011

2.  FURNITURE, EQUIPMENTAND VEHICLE, NET

The Company acquired two vehicles for its executives for a total of $85,252 during the six months ended June 30, 2011.  Those vehicles are being depreciated on a straight line basis over a three year life.

3. NOTES AND CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2011, the Company has financed its operation mainly through the issuance of notes payable as follows:

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

On May 1, 2011 the 7th month benchmark after a defined public event (October 25, 2010 Reverse Recapitalization) was reached.  As a result of reaching this benchmark the Company was required to issue a total of 132,523 warrants to holders of twenty-nine convertible notes that specified the terms listed above.  Since none of notes had been converted, this represents 25% of the shares the holders would have received if the first two months of the principal and total accrued interest were converted as specified under the terms of the notes. The five year warrants have an exercise price of $1.89.  The warrants were valued at $.79 per warrant under calculations performed using the Black-Scholes model and resulted in a charge of $104,693 being recorded in the six months ended June 30, 2011.  Although the Company missed its first two principal payments in May and June 2011, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.  In addition, since the Company did not file a Registration Statement by June 1, 2011 as stipulated in the Agreement, it was required to issue additional warrants as liquidated damages equal to 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement was delayed, capped at 10%.  In accordance with these terms, the one month delay resulted in the Company agreeing to issue the noteholders 2,650 warrants in the period ending June 30, 2011. These five year warrants, with an exercise price of $1.89, were valued at $.79 per warrant under calculations performed using the Black-Scholes model and resulted in a charge of $2,094 being recorded in the six months ended June 30, 2011.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Six Months ended June 30, 2011 and 2010 and from September 18, 2006 (Inception) to June 30, 2011

In April 2011the Company issued two non-convertible promissory notes in the amounts of $10,000 and $70,000 for cash.  The $10,000 note bears interest at 10% and is due in full with all accumulated interest on December 31, 2012.  The $70,000 note bears interest at 8% and is due in full with all accumulated interest in April, 2012.

Vehicle loans – The Company financed the purchase of two vehicles for two executives for a total of $85,252.  These financing agreements require the Company to pay principal and interest payments of $2,402 per month through February 2014.  The loan has an interest rate of approximately 1%.

Past Due Notes - Because the Company was unable to make the required principal and interest payments under a number of notes payable, they were in potential default (subject to lender notifying the Company of default) on $2,771,356 of debt plus $611,435 of accrued interest as of June 30, 2011. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $144,077 of accrued interest.

4. COMMITMENTS AND CONTINGENCIES

Legal Matters - Management has been notified of a legal claim against the Company whereby an investor relations consultant claims he is owed stock compensation under a March 9, 2010 consulting agreement.  The agreement describes common stock payments of 400,000 shares to be issued on October 25, 2010 and 100,000 shares each month for the following 11 months for a total of 1,500,000 shares.  Management asserts that no services were performed and no share or other compensation is due to the consultant except for $25,000 the consultant loaned to the Company which is recorded as a loan payable in the accompanying consolidated balance sheets.  Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position.  No liability has been accrued for this claim as of June 30, 2011.

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

Financial Advisory Services - In April 2011 the Company executed a contract for financial advisory services to be provided over a six month period in exchange for 845,000 shares of the Company’s common stock which will be paid by a stockholder of the Company.  These shares are being paid by another shareholder and will be valued for accounting purposes at the date of issuance and such value will be recognized over the contract term and the payment of shares by the stockholder will be recorded as contributed capital.  No shares have been issued under the terms of this agreement as of June 30, 2011.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Six Months ended June 30, 2011 and 2010 and from September 18, 2006 (Inception) to June 30, 2011

Equity Funding – In May 2011 the Company entered into an agreement with Socius Capital Group to provide funding up to $5 million.  Under the terms of the agreement, the investor agreed to purchase $500,000 of the Company’s restricted common stock at a price equal to 40% of the volume weighted average price in the five days preceding the execution date. The investor also agreed to purchase up $4.5 million of redeemable cumulative preferred stock.  The investor will receive cumulative preferred dividends accruing annually at a rate of 10% from each investment date.  Dividends shall accrue in shares of Preferred Stock and are payable upon the redemption date which shall be at the Company’s election.  Investor shall also receive five-year warrants allowing it to purchase shares of the Company’s common stock on the investment date equal in dollar amount to the liquidation value of the   Preferred on the 7 year anniversary of the investment date. Such warrants shall be immediately exercisable at a price equal to 200% of the closing bid price of the Company’s common stock.  So long as such warrants shall remain outstanding, the warrant will have limited full ratchet anti-dilution protection for any issuances of common stock or common stock equivalents at a price less than the then current exercise price as of the date of such common issuance. The agreement further provides that the Company pay the investor a non-refundable investment fee equal to 5% of the investment amount payable in restricted common stock valued at 40% of the volume weighted average price for the 5 trading days immediately preceding the issuance date.  It also provides that the Company pay the investor’s reasonable attorney’s fees as well as a $20,000 retainer to the Company’s counsel.  The agreement also provides that the Company shall not incur any indebtedness nor, without express written consent of the investor, issue any common stock or common stock equivalents for a period of 240 days from the later of (i) the last sale to investor of Preferred Stock or (ii) the effectiveness of a registration statement. The Company has paid the retainer to counsel, but as of the date of this report, no funds have been received under the terms of this agreement.

Lender Contingency - Under an October 1, 2010 secured promissory note, a lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days that any amount is outstanding. The first two sets of shares to be issued under this agreement were recorded as of January 29, 2011 and May 28, 2011 as described in Note 5.

Management agreement – On June 3, 2010, the Company entered into three-year management agreements with two key members of management.  The agreements commit the Company to pay a combined total of $339,000 per year in base salary and stock compensation as determined by the Board of Directors.

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

Penalty Contingency - Under the terms of the convertible notes, since the Company has failed to register the warrant shares by June 1, 2011, the holders of the notes will be entitled to liquidated damages in the form of an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the subscriber’s warrants multiplied by the number of full calendar months that the effective registration is delayed.  The liquidated damages under this agreement are capped at 10% of the number of warrant shares that may be purchased.  The Company has not filed a registration statement as of the date of this report and therefore would be required to issue an additional 2% each month it remains unfiled.

5. EQUITY TRANSACTIONS

Common Stock

At January 29, 2011 (the Penalty date) a 1% common stock interest or 349,805 common shares became due to a lender pursuant to a settlement agreement and promissory note.  Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $1.20 per share on the Penalty date which is considered the measurement date for a total of $419,766.  At May 28, 2011 (the Penalty date) an additional 1% common stock interest or 357,715 common shares became due to the same lender under the terms of the same agreement.  Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $.85 per share on the Penalty date which is considered the measurement date for a total of $304,058.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Six Months ended June 30, 2011 and 2010 and from September 18, 2006 (Inception) to June 30, 2011

As a result of requirements under the terms of the convertible notes and related registration statement filing penalty, the Company agreed to issue a total of 135,174 warrants to the noteholders during the six months ended June 30, 2011.  These five year warrants, with an exercise price of $1.89, were valued at $.79 per warrant under calculations performed using the Black-Scholes model and resulted in a charge of $106,787 being recorded in the six months ended June 30, 2011.

In May and June 2011 the Company raised $325,000 by agreeing to issue a total of 955,882 shares of common stock to two investors at $.34 per share.

6. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities.  For the three and six month periods ending June 30, 2011 during which the Company reported a loss, 135,174 warrants were excluded from the diluted loss per share computation as their effect would be anti-dilutive. Should all the note holders convert the two-sixth value of the notes available for conversion they would be issued 289,852 shares in exchange for the conversion and the holders would be due an additional 405,521 warrants.

7. WARRANTS FOR COMMON STOCK

The Company estimates the fair value of issued warrants by utilizing the Black-Scholes pricing model, which is dependent upon several variables.  The fair value for warrants issued during the three months ended June 30, 2011 was estimated at the date of issuance according to the following assumptions.  The risk-free rate of 1.81% was the five year nominal fed rate at the date of issuance.  The volatility factor was determined based on an independent study and the assumed market volatility was calculated to be 174%.  The assumed dividend yield was 0% and the expected life of the warrant was assumed to be five years, which is the stated contractual life of the warrant.

The Black-Scholes pricing model was developed for use in estimating the fair value of options and warrants and is dependent on the input of subjective assumptions.  While the Company believes these estimates to be reasonable, the warrant expense recorded would differ if different assumptions were used.

A Summary of the Company’s warrant activity during the six months ended June 30, 2011 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life

Balance at beginning of year	0	$0.00
Issued	135,174	$1.89
Cancelled or Expired	0	$0.00
Exercised	0	$0.00

Outstanding at end of period	135,174	$1.89	4.91

At June 30, 2011 the warrant exercise price of $1.89 exceeded the market value of the Company’s stock price, therefore the intrinsic value of the outstanding warrants was $0.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Six Months ended June 30, 2011 and 2010 and from September 18, 2006 (Inception) to June 30, 2011

8.  SUBSEQUENT EVENTS

In July 2011 the Company entered into a Stock Purchase Agreement whereby the Company agreed to purchase 49% of Scalix, Inc, a Delaware corporation, from Xandros, Inc. a Delaware corporation, for a Purchase Price of $5,750,000.  Under the terms of the agreement, upon execution of the agreement, the Company will pay $150,000 in cash.  In addition, the Company will pay an additional $200,000 in cash upon closing of the transaction with Socius (as discussed under Note 4 above) plus $150,000 upon closing of a secondary funding transaction of $1,750,000 with a third investor.  This total of $500,000 is defined as an “Execution Deposit Amount”.  If the Company receives $10 million (“Target Raise”) in aggregate gross investment, within five days of receiving such investment, the Company will pay the purchase price less any amounts previously paid.  If the Company receives an investment of an amount less than the “Target Raise”, which shall be defined as the “Tranche Raise”, then the Company will pay an amount equal to 20% of the Tranche Raise if the raise is less than $3,750,000 or an amount equal to 40% of the Tranche Raise if the cumulative amount is equal to or greater than $3,750,000.  If by October 15, 2011,(the “Minimum Payment Date”) the Company has not paid Xandros the full purchase price, the Company shall have the option of paying Xandros $500,000 (not inclusive of amounts previously paid hereunder) (the “Minimum Amount Payable”) in exchange for a two-month extension to pay the Purchase Price in full.  The Minimum Amount Payable shall be applied against the purchase price.  In the event the Company a) does not pay Xandros the Purchase Price or the Minimum Amount Payable on or before the Minimum Payment Date or b) in the event the Company has paid the Minimum Amount Payable on or before the Minimum Payment Date and has not paid the full Purchase Price by January 1, 2012, then Xandros shall have the option to terminate the agreement.  If the agreement is terminated the Company shall own a number of shares of Scalix which is calculated pro rata based on the amounts the Company paid to Xandros against the $5,750,000 to be paid for the full 49 shares in Scalix.  The Company paid $100,000 of the “Execution Deposit Amount” on July 5, 2011.

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

Results of Operations

Results of Operations for the three and six months ending June 30, 2011 compared to the three and six months ending June 30, 2010

Employee compensation and benefits increased $23,368 from $77,858 in the three months ended June 30, 2010 to $101,226 for the three months ended June 30, 2011. For the six months ended June 30, 2011, employee compensation and benefits increased $64,187 to $203,733 compared to $139,546 over the comparable period in 2010.  This increase is mainly the result of a base salary increase received under new employment agreements with two Company executives for a combined total of $45,000, and a $15,462 increase in medical insurance for the two executives.

General and administrative expenses increased by $23,780, from $78,172 in the three months ended June 30, 2010 to $101,952 in the three months ended June 30, 2011.  For the six months ended June 30, 2011, general and administrative expenses increased $78,425 to $207,913 compared to $129,488 over the comparable period in 2010. This increase was mainly due to an increase of approximately $65,650 in the accounting and auditing fees incurred to comply with the SEC filing requirements, and $30,150 in increased travel costs incurred in efforts to execute the Company’s business plan.  This expense was partially offset by approximately $14,000 in reduced cost for rent recognized during the six months ending June 30, 2011 as compared to the same period in 2010.

In the three and six months ended June 30, 2011 the Company recorded a loan penalty of $304,058 and $723,824 respectively, because of a provision in a loan document that stated the Company would issue the holder of the note 1% of the Company’s outstanding common stock if the loan was not paid back as of January 29, 2011 and May 28, 2011 (and again every 120 days thereafter).  Since the loan was not repaid, a charge for the shares to be issued was recorded.

Interest expense increased from $80,800 and $155,556 for the three and six months ended June 30, 2010 to $308,289 and $442,545 for the three and six months ended June 30, 2011.  This increase was primarily due to incurring a charge of $106,787 which reflects the value of warrants required to be issued to holders of convertible notes, approximately $55,000 for payments to an advisor for their role in helping the Company to secure financing, as well as the interest on the additional debt incurred during 2010 and 2011 to support the operations of the Company.

Inflation and seasonality

Sebring does not believe that inflation or seasonality will significantly affect it results of operations.

Liquidity and capital resources

Sebring’s cash and liquidity resources have been provided by investors through convertible and non-convertible notes and loans payable.  Investors have loaned the company $3,302,638 from September 18, 2006 (inception) through June 30, 2011.  In addition, the Company received $325,000 in the second quarter of 2011from the sale of its common stock. These cash investments have generally been used for software development and for general and administrative expenses including management compensation.  However, we don’t believe our current funds will be sufficient to sustain operations and for implementation of our business plan.

In May 2011 the Company entered into an agreement with an investor to provide up to $5 million of additional funding through the issuance of preferred stock.  However, no funding has been received under this agreement and   the Company cannot guarantee that this funding will be completed or that it will receive the necessary funding to sustain operations.

Debt and contractual obligations

Sebring has commitments to pay investors $4,462,351 of gross principal and accrued interest in various convertible notes, non-convertible notes and loans payable as of June 30, 2011.  It is also owes $321,932 in accounts payable and accrued liabilities, $75,896 in car leases and $416,136 of payroll related liabilities as of June 30, 2011.  Because the Company was unable to make the required principal and interest payments required by numerous notes payable, the Company was in potential default (subject to lender notifying the Company of default) on $2,771,356 of debt plus $611,435 of accrued interest as of June 30, 2011. In addition, holders of the convertible notes are due, in the event of a default with respect to the principal payment as defined in the note, to receive as liquidated damages, an additional warrant to purchase such shares as equals the number of shares issuable upon exercise of the warrants issued under the 25% calculation for each full calendar month that the event of default with respect to such principal payment has not been cured.  The liquidated damages payable under this requirement shall be capped at warrants to purchase an aggregate of 3 times the number of shares purchasable under the warrants issued under the 25% calculation.  As of this date, the Company has not been notified of an event of default by any noteholder, therefore no warrants have been required to be issued under this provision of the convertible notes.  As of the date of this report the Company has been notified of default on one non-convertible note with $1,170,718 of principal and $144,077 of accrued interest.

Additionally, for each 120 days that the one of the notes for $1,170,718, which is in default, is issued and outstanding, the Company agreed to pay the holder 1% of the issued and outstanding common stock of the Company (approximately 707,520 shares based on the number of shares outstanding on the date the penalty became effective). This note is secured by a security interest in substantially all of Sebring’s assets.  Pursuant to the Security Agreement, we agreed to pay the holder 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Note.

On June 3, 2010, the Company entered into three-year management agreements with two key members of management.  The agreements commit the Company to pay a combined total of $339,000 per year in base salary and stock compensation as determined by the Board of Directors.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2011 the Company agreed to issue 955,882 shares of its common stock to two investors for $325,000.  The funds were used primarily for general and administrative expenses including management compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Sebring has commitments to pay investors $4,462,351 of gross principal and accrued interest in various convertible notes, non-convertible notes and loans payable through June 30, 2011.  It is also owes $321,932 in accounts payable and accrued liabilities, $75,896 in car leases and $416,136 of payroll related liabilities as of June 30, 2011.  Because the Company was unable to make the required principal and interest payments required by numerous notes payable, the Company was in potential default (subject to lender notifying the Company of default) on $2,771,356 of debt plus $611,435 of accrued interest as of June 30, 2011. In addition, holders of the convertible notes are due, in the event of a default with respect to the principal payment as defined in the note, to receive as liquidated damages, an additional warrant to purchase such shares as equals the number of shares issuable upon exercise of the warrants issued under the 25% calculation for each full calendar month that the event of default with respect to such principal payment has not been cured.  The liquidated damages payable under this requirement shall be capped at warrants to purchase an aggregate of 3 times the number of shares purchasable under the warrants issued under the 25% calculation.  As of this date, the Company has not been notified of an event of default by any noteholder, therefore no warrants have been required to be issued under this provision of the convertible note terms. As of the date of this report the Company has been notified of default on one non-convertible note with $1,170,718 of principal and $144,077 of accrued interest.

Additionally, for each 120 days that the one of the notes for $1,170,718, which is in default, is issued and outstanding, the Company agreed to pay the holder 1% of the issued and outstanding common stock of the Company (approximately 707,520 shares based on the number of shares outstanding on the date the penalty became effective). This note is secured by a security interest in substantially all of Sebring’s assets.  Pursuant to the Security Agreement, we agreed to pay the holder 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Note.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

None

SIGNATURES (*)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEBRING SOFTWARE, INC.

Date August 22, 2011	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer and
Principal Financial Officer