Form 10-Q/A
period 2011-06-30
Sebring Software, Inc.
filed 2011-08-26
CIK 1452476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Sebring Software, Inc.’s (the Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 22, 2011, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s consolidated balance sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) the Company’s unaudited consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and for the period from September 18, 2006 (inception) to June 30, 2011, (iii) the Company’s unaudited consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 and for the period from September 18, 2006 (inception) to June 30, 2011, (iv) the Company’s unaudited consolidated statement of changes in stockholder’s deficit for the six months ended June 30, 2011and (v) the notes to the Company’s consolidated financial statements (unaudited).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEBRING SOFTWARE, INC.

Date August 26, 2011	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer and
Principal Financial Officer