Form 10-Q
period 2011-09-30
Sebring Software, Inc.
filed 2011-11-21
CIK 1452476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 12, 2011, the registrant had 37,086,106 shares of common stock, $0.0001 par value per share outstanding (which number  includes 2,080,592 shares to be issued under various agreements which have not been physically issued to date).

TABLE OF CONTENTS

		Page #

PART 1	FINANCIAL INFORMATION:
ITEM 1	FINANCIAL STATEMENTS:	1
	Sebring Software, Inc. and Subsidiary Consolidated Financial Statements Three and Nine Months Ended September 30, 2011 and 2010 and for the Period from September 18, 2006 (inception) to September 30, 2011.	1

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	18

PART II	OTHER INFORMATION:
ITEM 1	LEGAL PROCEEDINGS	18

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4	REMOVED AND RESERVED	19

ITEM 5	OTHER INFORMATION	19

ITEM 6	EXHIBITS	19

	Signatures	19

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiary
(a development stage company)

Consolidated Financial Statements

Three and Nine Months Ended September 30, 2011 and 2010
and for the Period from September 18, 2006
(Inception) to September 30, 2011

Sebring Software, Inc. and Subsidiary
 (a development stage company)

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$37,192	$6,359
Prepaid expenses	27,732	7,588
Total current assets	64,924	13,947

Furniture, equipment and vehicles, net	66,340	1,428
Deposits	101,000	1,000
Total assets	$232,264	$16,375

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$282,592	$306,357
Accrued payroll related liabilities	441,956	327,581
Accrued interest payable	774,633	417,034
Current portion of notes payable, net of debt discount	3,332,185	2,614,390
Loans payable	189,080	189,080
Notes payable, related parties	275,639	275,638
Total current liabilities	5,296,085	4,130,080

Notes payable, net of current portion	160,553	346,879
Total liabilities	5,456,638	4,476,959

Commitments and contingencies (Note 4)

Common stock issued or to be issued- $0.0001 par value, 1,100,000,000 shares authorized, 37,086,106 and 34,980,515 shares issued or to be issued and outstanding, at September 30, 2011 and December 31, 2010, respectively.	3,709	3,498
Additional paid-in-capital	1,119,927	(331,092)
Deficit accumulated during the development stage	(6,348,010)	(4,132,990)
Total stockholders' deficit	(5,224,374)	(4,460,584)

Total liabilities and stockholders' deficit	$232,264	$16,375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Statements of Operations - Unaudited

	Three Months Ended		Nine Months Ended		September 18, 2006
	September 30,		September 30,		(inception) to
	2011	2010	2011	2010	September 30, 2011
Operating expenses:
Employee compensation and benefits	$96,088	$125,076	$299,821	$264,622	$1,701,009
Impairment expense	-	-	-	-	452,288
General & administrative expenses	141,773	169,914	349,686	299,402	1,851,985
Total operating expenses	237,861	294,990	649,507	564,024	4,005,282
Loss from operations	(237,861)	(294,990)	(649,507)	(564,024)	(4,005,282)

Other income (expense):
Gain on debt settlement	-	-	-	-	39,068
Loan penalty	(165,235)	-	(889,059)	-	(889,059)
Gain (loss) on foreign currency transactions	9,780	(26,250)	(2,899)	-	17,978
Interest expense	(231,010)	(95,673)	(673,555)	(251,229)	(1,510,716)
Total other income (expense), net	(386,465)	(121,923)	(1,565,513)	(251,229)	(2,342,729)

Net loss	$(624,326)	$(416,913)	$(2,215,020)	$(815,253)	$(6,348,011)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.03)	$(0.20)

Weighted average shares outstanding - basic and diluted	36,703,903	29,966,557	35,867,437	29,966,557	31,041,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Statement of Changes in Stockholders’ Deficit - Unaudited
Nine Months Ended September 30, 2011

				Deficit
				Accumulated
	Common Stock issued		Additional	During	Total
	or to be issued		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance - December 31, 2010	34,980,515	$3,498	$(331,092)	$(4,132,990)	$(4,460,584)

Shares to be issued for loan penalty	1,074,709	107	888,952	-	889,059

Shares to be issued for cash	955,882	96	324,904		325,000

Warrants to be issued on notes payable			199,671		199,671

Shares issued for services	75,000	8	37,492		37,500

Net loss for nine months ended September 30, 2011	-	-	-	(2,215,020)	(2,215,020)

Balance -September 30, 2011	37,086,106	$3,709	$1,119,927	$(6,348,010)	$(5,224,374)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
 (a development stage company)
Consolidated Statements of Cash Flows - Unaudited

	Nine Months Ended		September 18, 2006
	September 30,		(inception) to
	2011	2010	September 30, 2011
Cash flows from operating activities:
Net loss	$(2,215,020)	$(815,253)	$(6,348,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,340	484	21,638
Common stock issued for services	37,500	-	75,000
Common shares to be issued for loan penalty	889,059	-	889,059
Gain on debt settlements	-	(38,531)	(39,068)
Impairment expense	-	-	452,287
Amortization of debt issuance costs	-	-	140,000
Amortization of debt discount	72,609	-	95,766
Warrant expense of notes payable	199,671		199,671
Changes in assets and liabilities:
Other current assets		(6,000)	-
Prepaid expenses	(20,144)	-	(27,732)
Deposits	-	-	(1,000)
Accounts payable and accrued liabilities	(23,765)	147,335	461,123
Accrued payroll related liabilities	114,375	211,827	441,956
Accrued interest payable	357,600	251,229	1,087,336
Net cash used in operating activities	(567,775)	(248,909)	(2,551,974)

Cash flows from investing activities:
Loans to officers and shareholders		(87,193)	-
Investment pursuant to recapitalization	-	(350,000)	(286,147)
Software development costs	-	-	(452,287)
Stock Purchase Agreement Deposit	(100,000)		(100,000)
Purchase of furniture and equipment	-	(854)	(2,726)
Net cash used in investing activities	(100,000)	(438,047)	(841,160)

Cash flows from financing activities:
Payment of debt issuance costs	-	-	(140,000)
Proceeds from issuance of stock	325,000		325,000
Proceeds from issuance of notes payable	390,000	657,000	3,412,638
Repayment of notes payable	(16,392)	-	(67,312)
Repayment of notes issued for redemption of equity interest	-	-	(100,000)
Net cash provided by financing activities	698,608	657,000	3,430,326
Net increase in cash	30,833	(29,956)	37,192
Cash, beginning of period	6,359	35,505	-
Cash, end of period	$37,192	$5,549	$37,192
Supplemental Cash Flow Information:
Interest paid		$-
Taxes paid	$-	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Accounts payable settled with note payable	$-	$178,531	$178,531
Note payable principal and interest refinanced	$-	$-	$1,062,165
Stock based lender fees recorded as debt discount from settlement	$-	$-	$21,053
Lender fee recorded as discount pursuant to settlement	$-	$-	$108,553
Note issued for redemption of equity	$-	$-	$100,000
Deemed issuance of common stock pursuant to recapitalization	$-	$-	$1,620
Purchase vehicles with notes payable	$85,252	$-	$85,252

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Nine Months ended September 30, 2011 and 2010 and from September 18, 2006 (Inception) to
September 30, 2011

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

Organization – Sebring Software, LLC ("the LLC") was originally organized in the state of Florida on September 18, 2006. On October 25, 2010 the Company consummated a transaction whereby the LLC was acquired by an inactive publicly-held company in a transaction accounted for as a recapitalization of the LLC. The publicly-held company was incorporated in Arkansas on June 8, 2007 and re-domiciled in Nevada in September 2008. (see "Reverse Recapitalization" below).

The Company has been in the development stage through September 30, 2011. Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational opportunities.  Since its formation, the LLC has not realized any revenues from its planned operations.

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

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Nine Months ended September 30, 2011 and 2010 and from September 18, 2006 (Inception) to
September 30, 2011

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

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $2,215,020 and net cash used in operations of $567,775 for the nine months ended September 30, 2011 and a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $5,231,161, $5,224,374 and $6,348,010, respectively, at September 30, 2011. In addition, the Company has not generated any revenues through September 30, 2011. Furthermore, because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $2,971,356 of debt plus $735,304 of accrued interest as of September 30, 2011. Under terms of the convertible notes, the Company is required to issue warrants upon conversion or, in the event that conversion has not taken place, issue warrants equal to 25% of the shares the subscriber would have received if conversion had taken place. As of September 30, 2011 the Company has agreed to issue 252,749 warrants as a result of this requirement. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $203,094 of accrued interest.

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

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Nine Months ended September 30, 2011 and 2010 and from September 18, 2006 (Inception) to
September 30, 2011

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables (including trade and notes receivable) and related allowance for credit losses. This disclosure was initially effective for the Company’s financial statements ending December 31, 2010, but the effective date was deferred to financial statements ended on or after September 30, 2011. Management doesn’t believe that this ASU will have a material impact on its financial statements.

2. FURNITURE, EQUIPMENTAND VEHICLE, NET

The Company acquired two vehicles for its executives for a total of $85,252 during the nine months ended September 30, 2011. Those vehicles are being depreciated on a straight line basis over a three year life.

3. NOTES AND CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2011, the Company has financed its operation mainly through the issuance of notes payable as follows:

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

On May 1, 2011 the 7th month benchmark after a defined public event (October 25, 2010 Reverse Recapitalization) was reached. As a result of reaching this benchmark, as of September 30, 2011 the Company was required to issue a total of 247,793 warrants to holders of twenty-nine convertible notes that specified the terms listed above. Since none of notes had been converted, this represents 25% of the shares the holders would have received if the first five months of the principal and total accrued interest were converted as specified under the terms of the notes. The five year warrants have an exercise price of $1.89. The warrants were valued at $.79 per warrant under calculations performed using the Black-Sholes model and resulted in a charge of $195,756 being recorded in the nine months ended September 30, 2011. Although the Company has not made any principal payments as of September 30, 2011, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default. In addition, since the Company did not file a Registration Statement by June 1, 2011 as stipulated in the Agreement, it was required to issue additional warrants as liquidated damages equal to 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement was delayed, capped at 10%. In accordance with these terms, the four month delay resulted in the Company agreeing to issue the noteholders 4,955 warrants as of September 30, 2011. These five year warrants, with an exercise price of $1.89, were valued at $.79 per warrant under calculations performed using the Black-Sholes model and resulted in a charge of $3,915 being recorded in the nine months ended September 30, 2011.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Nine Months ended September 30, 2011 and 2010 and from September 18, 2006 (Inception) to
September 30, 2011

In April 2011 the Company issued two non-convertible promissory notes in the amounts of $10,000 and $70,000 for cash. The $10,000 note bears interest at 10% and is due in full with all accumulated interest on December 31, 2012. The $70,000 note bears interest at 8% and is due in full with all accumulated interest in April, 2012. In addition, in August and September 2011 the company issued three non-convertible notes in the amounts of $50,000, $35,000 and $25,000. All three notes bear interest at 10% and are due in full with all accumulated interest on December 31, 2012.

Vehicle loans – The Company financed the purchase of two vehicles for two executives for a total of $85,252. These financing agreements require the Company to pay principal and interest payments of $2,402 per month through February 2014. The loan has an interest rate of approximately 1%.

Past Due Notes - Because the Company was unable to make the required principal and interest payments under a number of notes payable, they were in potential default (subject to lender notifying the Company of default) on $2,971,356 of debt plus $735,304 of accrued interest as of September 30. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $203,094 of accrued interest.

4. COMMITMENTS AND CONTINGENCIES

Legal Matters - Management has been notified of a legal claim against the Company whereby an investor relations consultant claims he is owed stock compensation under a March 9, 2010 consulting agreement. The agreement describes common stock payments of 400,000 shares to be issued on October 25, 2010 and 100,000 shares each month for the following 11 months for a total of 1,500,000 shares. Management asserts that no services were performed and no share or other compensation is due to the consultant except for $25,000 the consultant loaned to the Company which is recorded as a loan payable in the accompanying consolidated balance sheets. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No liability has been accrued for this claim as of September 30, 2011.

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

Financial Advisory Services - In April 2011 the Company executed a contract for financial advisory services to be provided over a six month period in exchange for 845,000 shares of the Company’s common stock which will be paid by a stockholder of the Company. These shares are being paid by another shareholder and will be valued for accounting purposes at the date of issuance and such value will be recognized over the contract term and the payment of shares by the stockholder will be recorded as contributed capital. No shares have been issued under the terms of this agreement as of September 30, 2011.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Nine Months ended September 30, 2011 and 2010 and from September 18, 2006 (Inception) to
September 30, 2011

Equity Funding – In May 2011 the Company entered into an agreement with Socius Capital Group to provide funding up to $5 million. Under the terms of the agreement, the investor agreed to purchase $500,000 of the Company’s restricted common stock at a price equal to 40% of the volume weighted average price in the five days preceding the execution date. The investor also agreed to purchase up $4.5 million of redeemable cumulative preferred stock. The investor will receive cumulative preferred dividends accruing annually at a rate of 10% from each investment date. Dividends shall accrue in shares of Preferred Stock and are payable upon the redemption date which shall be at the Company’s election. Investor shall also receive five-year warrants allowing it to purchase shares of the Company’s common stock on the investment date equal in dollar amount to the liquidation value of the Preferred on the 7 year anniversary of the investment date. Such warrants shall be immediately exercisable at a price equal to 200% of the closing bid price of the Company’s common stock. So long as such warrants shall remain outstanding, the warrant will have limited full ratchet anti-dilution protection for any issuances of common stock or common stock equivalents at a price less than the then current exercise price as of the date of such common issuance. The agreement further provides that the Company pay the investor a non-refundable investment fee equal to 5% of the investment amount payable in restricted common stock valued at 40% of the volume weighted average price for the 5 trading days immediately preceding the issuance date. It also provides that the Company pay the investor’s reasonable attorney’s fees as well as a $20,000 retainer to the Company’s counsel. The agreement also provides that the Company shall not incur any indebtedness nor, without express written consent of the investor, issue any common stock or common stock equivalents for a period of 240 days from the later of (i) the last sale to investor of Preferred Stock or (ii) the effectiveness of a registration statement. The Company has paid the retainer to counsel but as of the date of this report, no funds have been received under the terms of this agreement.

Lender Contingency - Under an October 1, 2010 secured promissory note, a lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days that any amount is outstanding. The first three sets of shares to be issued under this agreement were recorded as of January 29, 2011, May 28, 2011 and September 26, 2011 as described in Note 5.

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

Penalty Contingency - Under the terms of the convertible notes, since the Company has failed to register the warrant shares by June 1, 2011, the holders of the notes will be entitled to liquidated damages in the form of an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the subscriber’s warrants multiplied by the number of full calendar months that the effective registration is delayed. The liquidated damages under this agreement are capped at 10% of the number of warrant shares that may be purchased. The Company has not filed a registration statement as of the date of this report and therefore would be required to issue an additional 2%, each month. See Notes 3 and 4.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Nine Months ended September 30, 2011 and 2010 and from September 18, 2006 (Inception) to
September 30, 2011

5. EQUITY TRANSACTIONS

Common Stock

At January 29, 2011 (the Penalty date) a 1% common stock interest or 349,805 common shares became due to a lender pursuant to a settlement agreement and promissory note. Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $1.20 per share on the Penalty date which is considered the measurement date for a total of $419,766. At May 28, 2011 (the Penalty date) an additional 1% common stock interest or 357,715 common shares became due to the same lender under the terms of the same agreement. Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $.85 per share on the Penalty date which is considered the measurement date for a total of $304,058. At September 26, 2011 (the Penalty date) an additional 1% common stock interest or 367,189 common shares became due to the same lender under the terms of the same agreement. Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $.45 per share on the Penalty date which is considered the measurement date for a total of $165,235.

As a result of requirements under the terms of the convertible notes, the Company agreed to issue a total of 252,749 warrants to the noteholders during the nine months ended September 30, 2011. These five year warrants, with an exercise price of $1.89, were valued at $.79 per warrant under calculations performed using the Black-Sholes model and resulted in a charge of $199,671 being recorded in the nine months ended September 30, 2011. See Notes 3 and 4.

In May and June 2011 the Company raised $325,000 by agreeing to issue a total of 955,882 shares of common stock to two investors at $.34 per share. In August 2011 the Company issued 75,000 shares for services valued at their fair value on the agreement date of $37,500.

6. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the three and nine month periods ending September 30, 2011 during which the Company reported a loss, 252,749 warrants were excluded from the diluted loss per share computation as their effect would be anti-dilutive. Should all the note holders convert the five-sixth value of the notes available for conversion they would be issued 724,631 shares in exchange for the conversion and the holders would be due an additional 58,263 warrants.

7. WARRANTS FOR COMMON STOCK

The Company estimates the fair value of issued warrants by utilizing the Black-Scholes pricing model, which is dependent upon several variables. The fair value for warrants issued during the three months ended September 30, 2011 was estimated at the date of issuance according to the following assumptions. The risk-free rate of 1.81% was the five year nominal fed rate at the date of issuance. The volatility factor was determined based on an independent study and the assumed market volatility was calculated to be 174%. The assumed dividend yield was 0% and the expected life of the warrant was assumed to be five years, which is the stated life of the warrant.

The Black-Scholes pricing model was developed for use in estimating the fair value of options and warrants and is dependent on the input of subjective assumptions. While the Company believes these estimates to be reasonable, the warrant expense recorded would increase if a higher volatility was used, or if the expected dividend yield increased.

A Summary of the Company’s warrant activity during the nine months end September 30, 2011 is presented below:

Sebring Software, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Unaudited
Three and Nine Months ended September 30, 2011 and 2010 and from September 18, 2006 (Inception) to
September 30, 2011

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life

Balance at beginning of year	0	$0.00
Issued or Issuable	252,749	$1.89
Cancelled or Expired	0	$0.00
Exercised	0	$0.00

Outstanding at end of period	252,749	$1.89	4.66

At September 30, 2011 the warrant exercise price of $1.89 exceeded the market value of the Company’s stock price, therefore the intrinsic value of the outstanding warrants was $0.

8. PURCHASE AGREEMENT

In July 2011 the Company entered into a Stock Purchase Agreement whereby the Company agreed to purchase 49% of Scalix, Inc, a Delaware corporation, from Xandros, Inc. a Delaware corporation, for a Purchase Price of $5,750,000. Under the terms of the agreement, upon execution of the agreement, the Company will pay $150,000 in cash. In addition, the Company will pay an additional $200,000 in cash upon closing of the transaction with Socius (as discussed under Note 4 above) plus $150,000 upon closing of a secondary funding transaction of $1,750,000 with a third investor. This total of $500,000 is defined as an “Execution Deposit Amount”. If the Company receives $10 million (“Target Raise”) in aggregate gross investment, within five days of receiving such investment, the Company will pay the purchase price less any amounts previously paid. If the Company receives an investment of an amount less than the “Target Raise”, which shall be defined as the “Tranche Raise”, then the Company will pay an amount equal to 20% of the Tranche Raise if the raise is less than $3,750,000 or an amount equal to 40% of the Tranche Raise if the cumulative amount is equal to or greater than $3,750,000. If by October 15, 2011,(the “Minimum Payment Date”) the Company has not paid Xandros the full purchase price, the Company shall have the option of paying Xandros $500,000 (not inclusive of amounts previously paid hereunder) (the “Minimum Amount Payable”) in exchange for a two-month extension to pay the Purchase Price in full. The Minimum Amount Payable shall be applied against the purchase price. In the event the Company a) does not pay Xandros the Purchase Price or the Minimum Amount Payable on or before the Minimum Payment Date or b) in the event the Company has paid the Minimum Amount Payable on or before the Minimum Payment Date and has not paid the full Purchase Price by January 1, 2012, then Xandros shall have the option to terminate the agreement. If the agreement is terminated the Company shall own a number of shares of Scalix which is calculated pro rata based on the amounts the Company paid to Xandros against the $5,750,000 to be paid for the full 49 shares in Scalix. Xandrox has not exercised its option to terminate. The Company is presently negotiating to extend the dates. The Company paid $100,000 of the “Execution Deposit Amount” on July 5, 2011.

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

Results of Operations

Results of Operations for the three and nine months ending September 30, 2011 compared to the three and nine months ending September 30, 2010

Employee compensation and benefits decreased $28,988 from $125,076 in the three months ended September 30, 2010 to $96,088 for the three months ended September 30, 2011. For the nine months ended September 30, 2011, employee compensation and benefits increased $35,199 to $299,821 compared to $264,622 over the comparable period in 2010.  This increase over the nine period is mainly the result of a base salary increase received under new employment agreements with two Company executives for a combined total of $45,000.

General and administrative expenses decreased by $28,141, from $169,914 in the three months ended September 30, 2010 to $141,773 in the three months ended September 30, 2011.  For the nine months ended September 30, 2011, general and administrative expenses increased $50,284 to $349,686 compared to $299,402 over the comparable period in 2010. This nine month increase was mainly due to an increase of approximately $100,000 in the accounting and auditing fees incurred to comply with the SEC filing requirements, and $30,000 in increased travel costs incurred in efforts to execute the Company’s business plan.  This expense was partially offset by approximately $80,000 in reduced cost for legal expenses recognized during the nine months ending September 30, 2011 as compared to the same period in 2010.

In the three and nine months ended September 30, 2011 the Company recorded a loan penalty of $165,235 and $889,059 respectively, because of a provision in a loan document that stated the Company would issue the holder of the note 1% of the Company’s outstanding common stock if the loan was not paid back as of January 29, 2011, May 28, 2011 and September 26, 2011.  Since the loan was not repaid, a charge for the shares to be issued was recorded.

Interest expense increased from $95,673 and $251,229 for the three and nine months ended September 30, 2010 to $231,010 and $673,555 for the three and nine months ended September 30, 2011.  This increase was primarily due to incurring a charge of $199,671 which reflects the value of warrants required to be issued to holders of convertible notes, approximately $63,000 for payments to an advisor for their role in helping the Company to secure financing as well as the interest on the additional debt incurred during 2010 and 2011 to support the operations of the Company.

Inflation and seasonality

Sebring does not believe that inflation or seasonality will significantly affect it results of operations.

Liquidity and capital resources

Sebring’s cash and liquidity resources have been provided by investors through convertible and non-convertible notes and loans payable.  Investors have loaned the company $3,412,638 from September 18, 2006 (inception) through September 30, 2011.  In addition, the Company received $325,000 in the second quarter of 2011from the sale of its securities. These cash investments have generally been used for software development and for general and administrative expenses including management compensation.  However, we don’t believe our current funds will be sufficient to sustain operations and for implementation of our business plan.

In May 2011 the Company entered into an agreement with an investor to provide up to $5 million of additional funding through the issuance of preferred stock.  However, no funding has been received under this agreement and   the Company cannot guarantee that this funding will be completed or that it will receive the necessary funding to sustain operations.

Debt and contractual obligations

Sebring has commitments to pay investors $4,765,930 of principal and accrued interest in various convertible notes, non-convertible notes and loans payable as of September 30, 2011.  It is also owes $282,592 in accounts payable and accrued liabilities and $441,956 of payroll related liabilities as of September 30, 2011.  Because the Company was unable to make the required principal and interest payments required by numerous notes payable, the Company was in potential default (subject to lender notifying the Company of default) on $2,971,356 of debt plus $735,304 of accrued interest as of September 30, 2011. In addition, holders of the convertible notes are due, in the event of a default with respect to the principal payment as defined in the note, to receive as liquidated damages, an additional warrant to purchase such shares as equals the number of shares issuable upon exercise of the warrants issued under the 25% calculation for each full calendar month that the event of default with respect to such principal payment has not been cured.  The liquidated damages payable under this requirement shall be capped at warrants to purchase an aggregate of 3 times the number of shares purchasable under the warrants issued under the 25% calculation.  As of this date, the Company has not been notified of an event of default by any noteholder, therefore no warrants have been required to be issued under this provision of the convertible notes.  As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $203,094 of accrued interest.

Additionally, for each 120 days that the one of the notes, which is in default, is issued and outstanding, the Company agreed to pay the holder 1% of the issued and outstanding common stock of the Company (approximately 1,074,709 shares based on the number of shares outstanding on the date the penalty became effective). This note is secured by a security interest in substantially all of Sebring’s assets.  Pursuant to the Security Agreement, we agreed to pay the holder 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Note.

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

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables (including trade and notes receivable) and related allowance for credit losses.  This disclosure was initially effective for the Company’s financial statements ending December 31, 2010, but the effective date was deferred to financial statements ended on or after September 30, 2011.  Management doesn’t believe that this ASU will have a material impact on its consolidated financial statements.

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

During the nine months ended September 30, 2011 the Company agreed to issue 955,882 shares of its common stock to two investors for $325,000.  The funds were used primarily for general and administrative expenses including management compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Sebring has commitments to pay investors $4,765,930 of principal and accrued interest in various convertible notes, non-convertible notes and loans payable as of September 30, 2011.  It is also owes $282,592 in accounts payable and accrued liabilities and $441,956 of payroll related liabilities as of September 30, 2011.  Because the Company was unable to make the required principal and interest payments required by numerous notes payable, the Company was in potential default (subject to lender notifying the Company of default) on $2,971,356 of debt plus $735,304 of accrued interest as of September 30, 2011. In addition, holders of the convertible notes are due, in the event of a default with respect to the principal payment as defined in the note, to receive as liquidated damages, an additional warrant to purchase such shares as equals the number of shares issuable upon exercise of the warrants issued under the 25% calculation for each full calendar month that the event of default with respect to such principal payment has not been cured.  The liquidated damages payable under this requirement shall be capped at warrants to purchase an aggregate of 3 times the number of shares purchasable under the warrants issued under the 25% calculation.  As of this date, the Company has not been notified of an event of default by any noteholder, therefore no warrants have been required to be issued under this provision of the convertible notes.  As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $203,094 of accrued interest.

Additionally, for each 120 days that the one of the notes, which is in default, is issued and outstanding, the Company agreed to pay the holder 1% of the issued and outstanding common stock of the Company (approximately 1,074,709 shares based on the number of shares outstanding on the date the penalty became effective). This note is secured by a security interest in substantially all of Sebring’s assets.  Pursuant to the Security Agreement, we agreed to pay the holder 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Note.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

None

SIGNATURES (*)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEBRING SOFTWARE, INC.

Date	November 21, 2011	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer and
Principal Financial Officer