Form 10-K
period 2011-12-31
Sebring Software, Inc.
filed 2012-03-30
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12-months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011: $14,718,274.

As of March 30, 2012, the registrant had 37,662,577 shares of common stock, $0.0001 par value per share, outstanding (which number includes 943,660 shares which have not been physically issued to date).

Documents incorporated by reference: None

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-K “we”, the “Company,” “us” or “Sebring”, refer to Sebring Software, Inc., formerly Sumotext Incorporated.  References in this Form 10-K, unless another date is stated are to December 31, 2011.

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

On October 25, 2010, pursuant to the terms of an Exchange and Reorganization Agreement between the Company, Sebring Software, LLC (“Sebring LLC”), Leif Andersen (“Mr. Andersen”), Asbjorn Melo (“Mr. Melo”) and Lester Petracca (“Mr. Petracca” and, together with Mr. Melo and Mr. Andersen, the “Sebring Members”), the Company acquired all of the membership interests of Sebring LLC in exchange for 18,729,098 shares of the Company’s common stock and the assumption of certain Sebring LLC liabilities (the “Exchange”).  The liabilities assumed by the Company include an aggregate of $1,435,000 in convertible promissory notes, one of which is issued to Thor Nor, LLC, a limited liability company owned and controlled by Mr. Andersen, in the principal amount of $275,638.  Mr. Andersen is an officer and director of the Company and was appointed in connection with the Securities Purchase Agreement between the Company and Sebring LLC that was consummated on September 17, 2010, pursuant to which Sebring LLC purchased a controlling interest in the Company (the “Securities Purchase Agreement”).  As a result of the Exchange, Mr. Andersen, through Thor Nor, LLC, is also the beneficial owner of approximately 37.79% of the issued and outstanding capital stock of the Company. A copy of the Securities Purchase Agreement was filed with the Form 8-K filed by the Company on September 21, 2010.

The Company also assumed Sebring LLC’s obligations under the terms of a Settlement Agreement dated as of October 1, 2010 by and between Sebring LLC and Mr. Petracca (the “Settlement Agreement”) together with a promissory note in the principal amount of $1,170,718 issued to Mr. Petracca dated as of October 1, 2010 in connection therewith (the “Petracca Note”).  Mr. Petracca, as a result of the Exchange is the beneficial owner of approximately 10.81% of the Company’s issued and outstanding capital stock.

Pursuant to the terms of the Exchange, Sebring LLC caused the Company to cancel 69,376,450 shares of the Company’s common stock (after giving effect to a recent 11-to-1 forward split) on October 29, 2010.

The Company also entered into a Spin-Off Agreement with Timothy Miller and Jim Stevenson that became effective on October 25, 2010 whereby Mr. Miller and Mr. Stevenson acquired the assets, liabilities and outstanding convertible securities of the Company existing as of September 17, 2010 (the “Spin-Off”).

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

On August 1, 2010, Sebring LLC entered into an agreement with Abraxis Financial (“Abraxis”) whereby Abraxis would seek to introduce companies to Sebring LLC that were looking to enter into business combinations with operating companies. In consideration of Abraxis’ services, Abraxis was entitled to receive cash compensation equal to the portion of the purchase price in excess of the amount payable to the seller or sellers of the controlling position of the introduced entity, which, in this case, totaled $100,000

On October 28, 2010, shareholders of the Company holding a majority of the issued and outstanding shares of capital stock of the Company, by written consent, approved an amendment to the Company’s Articles of Incorporation to change the Company’s name from “Sumotext Incorporated” to “Sebring Software, Inc.”  The amendment was filed with the Nevada Secretary of State on October 29, 2010.  The amendment has been affected in the marketplace by FINRA; however, the Company did not provide the non-consenting shareholders the required notice and documentation of the proposed name change pursuant to Regulation 14C of the Securities Exchange Act of 1934, as amended.  As such, the Company plans to file a Schedule 14C filing with the Commission and take appropriate action pursuant to Regulation 14C moving forward, to properly affect such name change provided that the Company has already discontinued to use the corporate name “Sumotext Incorporated” and affected a name change to “Sebring Software, Inc.”

Employees

Subsequent to the Spin-Off, as a result of the Exchange, and as of December 31, 2011, the Company has a total of two employees.

Material Agreements:

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

Included in the Convertible Notes are notes issued to Thor Nor, LLC, a limited liability company controlled by Mr. Andersen, in the principal amount of $275,638.  Convertible Notes totaling $1,245,638 as of October 25, 2010 bears interest at the rate of 12% per annum and is due and payable in March 2011 which as of the date of this report are all past due).  Upon an event of default as provided in the Convertible Notes, accrued and unpaid interest thereon is payable quarterly in cash or stock (as provided below).  The Convertible Notes provide the holders thereof the right, beginning on the seventh full month following the closing of the Exchange (i.e., May 2011)(the “Conversion Date”) to receive 1/6th of the principal amount of such Convertible Note (the “Conversion Amount”) in cash or shares of stock based on the Conversion Price.  The “Conversion Price” is equal to the lesser of a price per share of (a) 75% of the price per share paid by investors in any equity financing(s) which occur after the date of the Convertible Note in which the gross proceeds received by the Company meet or exceed $4,000,000; or (b) $1.72.  The Convertible Notes may be prepaid in full or in part at any time without penalty.  In the event the Convertible Notes are not paid within five days after notice of such default is given by the holder thereof, all principal and accrued interest due there-under shall become immediately due and payable.  Assuming the full conversion of the Convertible Notes at the current Conversion Price of $1.72 per share, such Convertible Notes totaling $1,245,638 will convert into an aggregate of 724,208 shares of our common stock. As of October 25, 2010, another $140,000 of the convertible notes are convertible at a rate determined based on a future financing. $140,000 of convertible notes was in default as of October 25, 2010.

Each Convertible Note holder also has certain rights to warrants in connection with the Convertible Notes.  Specifically, in the event such Convertible Note holder converts all or part of the Convertible Note they hold into shares of our common stock, they will receive warrants to purchase a number of shares of common stock equal to the total number of shares received in connection with such conversion.  In the event they choose not to convert the Convertible Notes, they will receive warrants to purchase 25% of the total number of shares of common stock of the Company as they would have received upon full conversion of the Convertible Notes.  Additionally, for each month after an event of default under the Convertible Notes has occurred and is not cured, they will receive warrants to purchase a number of shares equal to the total number of shares they would have received in connection with a full conversion of the Convertible Notes (the “Total Warrants”)(provided that the warrants issued for such damages are capped at three times the amount of Total Warrants).  Additionally, since the Company failed to register the shares issuable in connection with the exercise of the warrants by June 1, 2011, the Convertible Note holders will receive additional warrants to purchase such number of shares of the Company’s common stock that equals 2% of the Total Warrants for each full month that the Company fails to register such underlying shares, which damages are capped at warrants in an amount equal to 10% of the Total Warrants.  The warrants described above have an exercise price of 110% of the Conversion Price of the Convertible Notes (currently $1.89), and a five year term.  Finally, the Company provided the Convertible Note holders piggy-back registration rights in connection with the shares of common stock issuable upon exercise of the warrants described above.

The Company also assumed Sebring’s obligations under the terms of a Settlement Agreement dated as of October 1, 2010, by and between Sebring LLC and Mr. Petracca (the “Settlement Agreement”), which settled certain amounts payable by Sebring to Mr. Petracca and required Mr. Petracca to dismiss a lawsuit previously filed against Sebring regarding the payment of such outstanding amounts payable, together with a promissory note in the principal amount of $1,170,718 issued to Mr. Petracca dated as of October 1, 2010 in connection therewith (the “Petracca Note”).  The Petracca Note bears interest at the rate of 12% per annum, provided that if an event of default occurs under the note, the Petracca Note bears interest at the rate of 20% per annum.  The Company is required to pay Mr. Petracca 1/3 of the outstanding and accrued interest due under the Petracca Note every 120 days (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), with the entire amount of the note payable by or before January 24, 2012.  Additionally, for each 120 days that the Petracca Note is issued and outstanding, the Company agreed to issue Mr. Petracca 1% of the issued and outstanding common stock of the Company. As of December 31, 2011, a total of 1,074,709 shares have been issued to satisfy this requirement. The Petracca Note is secured by a security interest in substantially all of Sebring’s assets (the “Petracca Security Agreement”).  Pursuant to the Petracca Security Agreement, we agreed to pay Mr. Petracca 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Petracca Note. Mr. Petracca, as a result of the Exchange and other share issuances, is the beneficial owner of approximately 10.81% of the Company’s issued and outstanding capital stock.

Pursuant to the terms of the Exchange, Sebring LLC caused the Company to cancel the 69,376,450 shares of the Company’s common stock acquired in connection with the Purchase Agreement, described above, which shares were cancelled effective October 29, 2010.  As a result of the Exchange and cancellation, Thor Nor LLC (which is controlled by Mr. Andersen), Lester Petracca and Asbjorn Melo acquired 14,234,114, 2,996,656, and 1,498,328 shares of the Company’s common stock, respectively, representing approximately 41%, 8.6% and 4.3% of the issued and outstanding shares of the Company’s common stock, respectively (in all cases including the Collateral Shares described below and not including any other convertible securities which they hold).   Sebring previously held 7,491,639 shares of the Company’s common stock for the benefit of the Sebring Members (the “Collateral Shares”), which have already been included in the totals above, which shares were released upon our payment of a promissory note issued by Sebring to Die CON AG in the principal amount of $100,000 (the “Redemption Note”).

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

Post-Exchange and Spin-Off Operations:

As a result of the Exchange and the Spin-Off, and effective as of October 25, 2010, the Company’s prior assets, liabilities and operations relating to the Company’s operations as a short-code application provider were transferred and spun-off to Mr. Miller and Mr. Stevenson (as discussed above) and moving forward, the Company’s sole assets are be those owned by Sebring (acquired in the Exchange), and the Company’s sole operations will be conducted through Sebring, which operations are described in greater detail below.  The assets and operations of the Company’s prior short-code application provider services are reflected in the audited financial statements of the Company as of August 31, 2010 and 2009, which were filed on the Company’s Form 10-K with the Commission on December 14, 2010, as the Exchange did not close until October 25, 2010, subsequent to the end of the Company’s fiscal year. Furthermore, the Company filed audited and pro forma information, as of September 30, 2010, relating to the acquisition of Sebring as an amendment to its Form 8-K filed with the Commission on January 31, 2011. The operations of Sebring Software, Inc. post-exchange are reflected in the audited financial consolidated statements of the Company as of December 31, 2011 and 2010, which are filed herewith.

Sebring History

Sebring LLC was formed in 2006 as a Florida limited liability company. Initially known as Riacom, LLC, Sebring LLC subsequently changed name to Sebring Software, LLC on January 22, 2007. The company has never had any subsidiaries or been known by any other names.

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

 Sebring was founded in 2006 to pursue specific markets like the automotive, aerospace, manufacturing and health care industries with the above described product.  The Company plans to pursue those markets and is looking to market this solution in North America commencing in 2012.

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

Business Intelligence companies such as Cognos, Business Objects and Informatica retrieve data from disparate systems for reporting and analysis purposes.  Data cannot dynamically be inputted using these systems, whereas the Company’s software will allow a single access, which populates all related applications as well as an integrated reporting product.

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

Suppliers

We are not dependent on any significant product or service from third parties other than the license from ECS GmbH.  We are currently basing our planned rollout of the software which we have the right to license, on future planned alliances with strategic partners such as ECS (which has existing relationships in the European market).

Research and Development

Continuous research and development will help the Company stay relevant and grow.  We plan to allocate approximately $300,000 to research and development in 2012 funding permitting, which we hope will allow us to increase the library of connectors that the software we have the right to license, uses. By expanding its offering and enhancing its features the Company will continue to look for better and more efficient ways to provide consumers affordable ways to integrate their software systems with particular emphasis on the healthcare market.

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

Employees

We currently have a total of two employees. Our employees are not party to any collective bargaining agreement.

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

WE HAVE FUTURE CAPITAL NEEDS, INCLUDING, BUT NOT LIMITED TO AMOUNTS NECESSARY TO REPAY CONVERTIBLE AND NON-CONVERTIBLE PROMISSORY NOTES, LOANS PAYABLE AND WHAT WE OWE TO ECS IN CONNECTION WITH THE LICENSE, AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORECED TO CEASE OR CURTAIL OUR BUSIENSS OPERATIONS.

We have generated no revenues to date and anticipate the need for approximately $5,000,000 of additional funding to continue our business operations for the next 12 months which we expect will be attained through the funding agreement signed with Wellington Shields in January 2012. We will also require $5,017,866 to repay loans, convertible and non-convertible notes, including accrued interest, as of December 31, 2011. The Company is required to pay Mr. Petracca 1/3 of the outstanding and accrued interest due under the $1,170,718 Petracca Note every 120 days (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), with the entire amount of the note payable by or before January 24, 2012; and $150,000 which is due to ECS under the terms of the License Agreement by December 1, 2010, which amount has not been paid to date. At December 31, 2011 $3,543,356 of notes were past due, of which $1,170,718 was in default.

Each Convertible Note holder also has certain rights to warrants in connection with the Convertible Notes.  Specifically, in the event such Convertible Note holder converts all or part of the Convertible Note they hold into shares of our common stock, they will receive warrants to purchase a number of shares of common stock equal to the total number of shares received in connection with such conversion.  In the event they choose not to convert the Convertible Notes, they will receive warrants to purchase 25% of the total number of shares of common stock of the Company as they would have received upon full conversion of the Convertible Notes.  Additionally, for each month after an event of default under the Convertible Notes has occurred and is not cured, they will receive warrants to purchase a number of shares equal to the total number of shares they would have received in connection with a full conversion of the Convertible Notes (the “Total Warrants”)(provided that the warrants issued for such damages are capped at three times the amount of Total Warrants).  Additionally, since the Company failed to register the shares issuable in connection with the exercise of the warrants by June 1, 2011, the Convertible Note holders will receive additional warrants to purchase such number of shares of the Company’s common stock that equals 2% of the Total Warrants for each full month that the Company fails to register such underlying shares, which damages are capped at warrants in an amount equal to 10% of the Total Warrants.  As of December 31, 2011 a total of 30,152 warrants, valued at $23,820, are to be issued for damages, which represents the full capped amount and 301,523 warrants are to be issued for the 25% provision valued at $238,203.  The warrants described above have an exercise price of 110% of the Conversion Price of the Convertible Notes (currently $1.89), and a five year term.  Finally, the Company provided the Convertible Note holders piggy-back registration rights in connection with the shares of common stock issuable upon exercise of the warrants described above.

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

THE PETRACCA NOTE IS SECURED BY A SECURITY INTEREST IN SUBSTANTIALLY ALL OF THE ASSETS OF SEBRING.

We provided Mr. Petracca a security interest over substantially all of the assets of Sebring in connection with the Petracca Note.  The Petracca Note in the amount of $1,170,718 bears interest at the rate of 12% per annum, provided that if an event of default occurs under the note, the Petracca Note bears interest at the rate of 20% per annum.  The Company is required to pay Mr. Petracca 1/3 of the outstanding and accrued interest due under the Petracca Note every 120 days (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), with the entire amount of the note payable by or before January 24, 2012.  Additionally, for each 120 days that the Petracca Note is issued and outstanding, the Company agreed to issue Mr. Petracca 1% of the issued and outstanding common stock of the Company. The Petracca Note is secured by a security interest in substantially all of Sebring’s assets (the “Petracca Security Agreement”).  Pursuant to the Petracca Security Agreement, we agreed to pay Mr. Petracca 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Petracca Note. The Company has not made any principal payments as of December 31, 2011. The Company has received Notification of Default from the Noteholder and therefore this note is in default.

As we are in default on the repayment of the Petracca Note, Mr. Petracca may enforce his security interest over the assets of Sebring (which currently represent all of the Company’s assets and operations), and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

WE MAY BE REQUIRED TO ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK TO OUR CONVERTIBLE NOTE HOLDERS AND OTHER DEBT HOLDERS IN THE FUTURE.

We have $1,495,638 of Convertible Notes are due in March and September 2011 which are past due as of the date of this report, and provide the holders thereof the right, beginning on the seventh full month following the closing of the Exchange (i.e., May 2011)(the “ Conversion Date ”) to receive 1/6th of the principal amount of such Convertible Note (the “ Conversion Amount ”) in cash or shares of stock based on the Conversion Price.  The “Conversion Price” is equal to the lesser of a price per share of (a) 75% of the price per share paid by investors in any equity financing(s) which occur after the date of the Convertible Note in which the gross proceeds received by the Company meet or exceed $4,000,000; or (b) $1.72. Assuming the full conversion of the Convertible Notes and related accrued interest of $578,840 as of December 31, 2011, at the current Conversion Price of $1.72 per share, such Convertible Notes will convert into an aggregate of 1,206,092 shares of our common stock.

Additionally, we agreed that for each 120 days that the $1,170,718 Petracca Note is issued and outstanding (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), the Company would issue Mr. Petracca 1% of the issued and outstanding common stock of the Company. In total, 1,074,709 penalty shares have been or will be issued, valued at $889,059.

Each Convertible Note holder also has certain rights to warrants in connection with the Convertible Notes.  Specifically, in the event such Convertible Note holder converts all or part of the Convertible Note they hold into shares of our common stock, they will receive warrants to purchase a number of shares of common stock equal to the total number of shares received in connection with such conversion.  In the event they choose not to convert the Convertible Notes, they will receive warrants to purchase 25% of the total number of shares of common stock of the Company as they would have received upon full conversion of the Convertible Notes.  Additionally, for each month after an event of default under the Convertible Notes has occurred and is not cured, they will receive warrants to purchase a number of shares equal to the total number of shares they would have received in connection with a full conversion of the Convertible Notes (the “Total Warrants”) (provided that the warrants issued for such damages are capped at three times the amount of Total Warrants).   Additionally, since the Company failed to register the shares issuable in connection with the exercise of the warrants by June 1, 2011, the Convertible Note holders will receive additional warrants to purchase such number of shares of the Company’s common stock that equals 2% of the Total Warrants for each full month that the Company fails to register such underlying shares, which damages are capped at warrants in an amount equal to 10% of the Total Warrants.  As of December 31, 2011 a total of 30,152 warrants, valued at $23,820, are to be issued for damages, which represents the full capped amount and 301,523 warrants are to be issued under the 25% provision valued at $238,203.  The warrants described above have an exercise price of 110% of the Conversion Price of the Convertible Notes (currently $1.89), and a five year term.  Finally, the Company provided the Convertible Note holders piggy-back registration rights in connection with the shares of common stock issuable upon exercise of the warrants described above.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  We do not currently believe that we are a “shell company” or a former “shell company” however, the SEC has provided us correspondence advising us that they believe that we were deemed to be a “shell company” prior to the Exchange and we have filed Form 10 information (as described below) previously in a Form 8-K/A.  As such we may be deemed to be a “shell company” or a former “shell company”. If we are deemed to be a “shell company” or former “shell company” pursuant to Rule 144, sales of our securities pursuant to Rule 144 will not be able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the prior one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“ shell company. ”  Because none of our securities will be able to be sold pursuant to Rule 144, until at least a year after we cease to be a “ shell company ” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity in the event we are deemed to be a “shell company” until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  If we are deemed a “shell company,” or former “shell company” it could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had an accumulated deficit of $6,836,174 and negative working capital of $5,725,944 as of December 31, 2011, and a net loss and net cash used in operations of $2,703,184 and $681,692, respectively for the year ended December 31, 2011. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

Our independent registered public accounting firm has added an emphasis paragraph to its report on our consolidated financial statements for the years ended December 31, 2011 and 2010 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, cash used in operations, an accumulated deficit, and a working capital deficiency. The Company’s consolidated financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material liquid assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company may, in the future, experience significant fluctuations in its results of operations.

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

OUR ARTICLES OF INCORPORATION, AS AMENDED, AND BYLAWS LIMIT THE LIABILITY OF, AND PROVIDE INDEMNIFICATION FOR, OUR OFFICERS AND DIRECTORS.

The Nevada Revised Statutes and our Articles of Incorporation, as amended, allow us to indemnify our officers and Directors from certain liabilities and our Bylaws state that we shall indemnify every (i) present or former Director, advisory Director or officer of us, (ii) any person who while serving in any of the capacities referred to in clause (i) served at our request as a Director, officer, partner, joint venture partner, proprietor, trustee, employee, agent or similar functionary of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, and (iii) any person nominated or designated by (or pursuant to authority granted by) the Board of Directors or any committee thereof to serve in any of the capacities referred to in clauses (i) or (ii) (each an “Indemnitee”).

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

Except as provided above, the Bylaws provide that no indemnification shall be made in respect to any proceeding in which such Indemnitee has been (a) found liable on the basis that personal benefit was improperly received by him, whether or not the benefit resulted from an action taken in the Indemnitee's official capacity, or (b) found liable to us.  The termination of any proceeding by judgment, order, settlement or conviction, or on a plea of nolo contendere or its equivalent, is not of itself determinative that the Indemnitee did not meet the requirements set forth in clauses (a) or (b) above.  An Indemnitee shall be deemed to have been found liable in respect of any claim, issue or matter only after the Indemnitee shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals there from.  Reasonable expenses shall, include, without limitation, all court costs and all fees and disbursements of attorneys’ fees for the Indemnitee.  The indemnification provided shall be applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven.

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

In addition, various state securities laws impose restrictions on transferring "penny stocks " and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

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

Pursuant to our Articles of Incorporation, we have 1,100,000,000 shares of common stock authorized. As of December 31, 2011, we had 37,662,577 shares of common stock issued (or to be issued) and outstanding (which number includes 943,660 shares which have not been physically issued to date).As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders.  As a result, the issuance of shares of common stock may cause the value of our securities to decrease and/or become worthless.

ITEM 2. PROPERTIES

As a result of the Exchange, we assumed Sebring’s obligations under a lease encompassing approximately 1,500 square feet of office space at 1400 Cattlemen Rd., Suite D, Sarasota, Florida 34232, which continues on a month to month basis at approximately $2,140 per month. This facility serves as our corporate headquarters.  In connection with the continuation of the lease, we agreed to pay our landlord $26,846 for back due rent. In December 2011 the landlord forgave $19,043 of this back rent which we recorded as a Gain on Debt Settlement.

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

Management has been notified of a legal claim against the Company whereby an investor relations consultant claims he is owed stock compensation under a March 9, 2010 consulting agreement. The agreement describes common stock payments of 400,000 shares to be issued on October 25, 2010 and 100,000 shares each month for the following 11 months for a total of 1,500,000 shares. Management asserts that no services were performed and no share or other compensation is due to the consultant except for $25,000 the consultant loaned to the Company which is recorded as a loan payable in the accompanying consolidated balance sheet. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. There has been no change in the status of this claim in the year ended December 31, 2011 and therefore no liability has been accrued for this claim as of December 31, 2011.

ITEM 4. MINING SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 29, 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol SMXI.OB; however, a limited number of shares of our common stock have traded to date and there is currently a limited public market for our common stock.  The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.  The values listed below retroactively reflect our Forward Splits as described above.  There was no trading in the Company’s common stock prior to October 4, 2010.

Quarter Ended	High	Low
December 31, 2011	$.55	$.35
September 30, 2011	$.90	$.10
June 30, 2011	$.91	$.35
March 31, 2011	$1.25	$.80
December 31, 2010	$1.25	$.50

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

As of March 30, 2012, we had 37,662,577 shares of common stock outstanding held by approximately 51 active shareholders of record (which number includes 943,660 shares which have not been physically issued to date).

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

As of March 30, 2012, we had no shares of preferred stock issued or outstanding.

Options and Warrants

At December 31, 2011 the Company is required to issue 331,675 warrants to holders of convertible notes according to the terms of the outstanding notes.

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

Each Convertible Note holder also has certain rights to warrants in connection with the Convertible Notes.  Specifically, in the event such Convertible Note holder converts all or part of the Convertible Note they hold into shares of our common stock, they will receive warrants to purchase a number of shares of common stock equal to the total number of shares received in connection with such conversion.  In the event they choose not to convert the Convertible Notes, they will receive warrants to purchase 25% of the total number of shares of common stock of the Company as they would have received upon full conversion of the Convertible Notes.  Additionally, for each month after an event of default under the Convertible Notes has occurred and is not cured, they will receive warrants to purchase a number of shares equal to the total number of shares they would have received in connection with a full conversion of the Convertible Notes (the “Total Warrants”)(provided that the warrants issued for such damages are capped at three times the amount of Total Warrants).  Additionally, since the Company failed to register the shares issuable in connection with the exercise of the warrants by June 1, 2011, the Convertible Note holders will receive additional warrants to purchase such number of shares of the Company’s common stock that equals 2% of the Total Warrants for each full month that the Company fails to register such underlying shares, which damages are capped at warrants in an amount equal to 10% of the Total Warrants.  As of December 31, 2011 a total of 30,152 warrants, valued at $23,820, are to be issued for damages, which represents the full capped amount. The warrants described above have an exercise price of 110% of the Conversion Price of the Convertible Notes (currently $1.89), and a five year term.  Finally, the Company provided the Convertible Note holders piggy-back registration rights in connection with the shares of common stock issuable upon exercise of the warrants described above.

During the year ended 2011, we raised a total of $376,000 by agreeing to issue a total of 1,532,353 common shares to multiple investors at prices per share of $.34 and $.05. In addition, we agreed to issue 1,074,709 shares as required under the terms of the Petracca Agreement. In August 2011 the Company issued 75,000 shares for services valued at their fair value on the agreement date of $37,500.

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

Recent Events

Prior to October 25, 2010, we were an operating company, with minimal assets and activities. On October 25, 2010, we completed an acquisition, whereby we acquired Sebring Software, LLC, and changed our name to Sebring Software, Inc. leaving Sebring Software, LLC as our wholly-owned subsidiary. In connection with this transaction, we spun-off our former business into a separate corporation owned by our shareholders, and the business of Sebring Software, LLC is now our sole line of business. This transaction is being accounted for as a recapitalization, with Sebring Software, LLC deemed to be the accounting acquirer and Sebring Software, Inc. f/k/a Sumotext, Inc., the acquired company. Accordingly, Sebring Software, LLC’s historical financial statements for periods prior to the transaction have become those of the registrant (Sebring Software, Inc. f/k/a Sumotext, Inc.) and all common stock shares issued and outstanding were retroactively adjusted for the effect of the recapitalization. The accumulated deficits of Sebring Software, LLC were also carried forward after the acquisition. Operations reported for periods prior to December 31, 2011 are those of Sebring Software, LLC.

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

Results of Operations

Due to the development stage nature of Sebring, the changes in operating activity were not material except for those items described below.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010:

General and administrative expenses decreased by $128,558, from $576,830 in 2010 to $448,272 in 2011. The decrease was due mainly to a reduction in the aggregate amount of professional fees paid for legal, accounting, consulting and investment related fees paid in 2011 as compared to the amounts paid in these same categories in 2010. We also recorded a Gain on Settlement of Debt of $19,043 from the forgiveness of back rent by our landlord.

Employee compensation & benefits increased from $336,086 in 2010 to $387,884 in 2011. The increase was due primarily to the base salary increases received under the new employment agreements with two Company executives for a combined total of approximately $50,000.

Interest expense increased from $354,124 in 2010 to $1,002,114 in 2011. This increase of $647,990 was due to an approximate increase of $311,000 relating to interest on the additional debt incurred during 2011 to support the operations of the Company, approximately $98,000 of interest expense in 2011 relating to amortization of debt discounts compared to approximately $23,000 in 2010, and approximately $262,000 in interest expense related to penalty warrants issuable in 2011 related to certain convertible debt, compared to none in 2010.

Inflation and seasonality

Sebring does not believe that inflation or seasonality will significantly affect it results of operations.

Liquidity and capital resources

Sebring’s cash and liquidity resources have been provided by investors through convertible and non-convertible notes and loans payable and the sale of common stock. Investors have loaned the company $3,462,638 from September 18, 2006 (inception) through December 31, 2011. Investors have also loaned the company $112,500 subsequent to December 31, 2011. The Company raised $376,000 in 2011 through the sale of its common stock. In addition, the Company raised $25,000 subsequent to December 31, 2011 through the sale of its common stock. These cash investments have generally been used for software development and for general and administrative expenses including management compensation. However, we don’t believe our current funds will be sufficient to sustain operations and for implementation of our business plan.

The Company anticipates a complete a funding in the near future that will be sufficient to fund the execution of its business plan. However, the Company cannot guarantee that these funding will be completed and that it will receive the necessary funding to sustain operations.

Debt and contractual obligations

Sebring has commitments to pay investors $5,017,866 of principal and accrued interest in various convertible notes, non-convertible notes and loans payable through December 31, 2011, and an additional $112,500 plus interest borrowed subsequent to December 31, 2011. It is also owes $321,660 in accounts payable and accrued liabilities and $460,627 of payroll related liabilities as of December 31, 2011. As of December 31, 2011 the Company had outstanding notes in default for a total of $3,543,356 that were due on December 31, 2011 or prior. Accrued interest on these notes totaled $972,865. As of the date of this report, the Company had not received any Notification of Default from any holders of these notes.

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

Years ended December 31, 2011 and 2010

and for the Period from September 18, 2006

(Inception) to December 31, 2011

F-1

Sebring Software, Inc. and Subsidiary

(a development stage company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Sebring Software, Inc.

We have audited the accompanying consolidated balance sheets of Sebring Software, Inc. and Subsidiary (a development stage company) at December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2011 and for the period from September 18, 2006 (inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sebring Software, Inc. and Subsidiary (a development stage company) at December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 and for the period from September 18, 2006 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss and cash used in operations in 2011 of $2,703,184 and $681,692, respectively, and has a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $5,725,944, $5,599,186 and $6,836,174, respectively, at December 31, 2011, and through the date of this report has been in the development stage with no revenues. Furthermore, the Company was past due on $3,543,356 of debt plus $972,865 of accrued interest as of December 31, 2011 of which $1,170,718 and related interest of $262,111 was declared in default. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 30, 2012

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
ASSETS
Current assets:
Cash	$12,222	$6,359
Prepaid expenses	20,000	7,588
Total current assets	32,222	13,947

Furniture, equipment and vehicles, net	59,193	1,428
Deposits	101,000	1,000
Total assets	$192,415	$16,375

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$321,660	$306,357
Accrued payroll related liabilities	460,627	327,581
Accrued interest payable	988,623	417,034
Current portion of notes and convertible notes payable,
net of debt discount	3,622,538	2,614,390
Loans payable	89,080	189,080
Notes payable, related parties	275,638	275,638
Total current liabilities	5,758,166	4,130,080

Notes payable, net of current portion	33,435	346,879
Total liabilities	5,791,601	4,476,959

Commitments and contingencies (Notes 7)

Common stock issued or to be issued- $0.0001 par value, 1,100,000,000 shares authorized, 37,662,577 and 34,980,515 shares issued or to be issued and outstanding, at December 31, 2011 and 2010, respectively	3,766	3,498
Additional paid-in-capital	1,233,222	(331,092)
Deficit accumulated during the development stage	(6,836,174)	(4,132,990)
Total stockholders' deficit	(5,599,186)	(4,460,584)
Total liabilities and stockholders' deficit	$192,415	$16,375

 The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations

	Years Ended		September 18, 2006
	December 31,		(inception) to
	2011	2010	December 31, 2011
Operating expenses:
Employee compensation and benefits	$387,884	$336,086	$1,789,072
Impairment expense	-	-	452,287
General & administrative expenses	448,272	576,830	1,950,571
Total operating expenses	836,156	912,916	4,191,930
Loss from operations	(836,156)	(912,916)	(4,191,930)

Other income (expense):
Gain on debt settlement	19,043	39,068	58,111
Loan penalty	(889,059)	-	(889,059)
Gain on foreign currency transactions	5,102	11,981	25,979
Interest expense	(1,002,114)	(354,124)	(1,839,275)
Total other income (expense), net	(1,867,028)	(303,075)	(2,644,244)
Net loss	$(2,703,184)	$(1,215,991)	$(6,836,174)

Net loss per share - basic and diluted	$(0.07)	$(0.04)	$(0.22)

Weighted average shares outstanding - basic and diluted	36,194,995	30,966,975	31,333,672

 The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2011 and 2010 and for the Period from

September 18, 2006 (inception) to December 31, 2011

				Deficit
				Accumulated
	Common Stock issued		Additional	During the	Total
	or to be issued		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Shares to be issued to founders	29,966,557	$2,997	$(2,997)	$-	$-
Net loss from September 16, 2006 (inception) to December 31, 2006	-	-	-	(10,631)	(10,631)
Balance - December 31, 2006	29,966,557	$2,997	$(2,997)	$(10,631)	$(10,631)

Net loss for year ended December 31, 2007	-	-	-	(339,454)	(339,454)

Balance - December 31, 2007	29,966,557	$2,997	$(2,997)	$(350,085)	$(350,085)
Net loss for year ended December 31, 2008	-	-	-	(1,217,510)	(1,217,510)

Balance - December 31, 2008	29,966,557	$2,997	$(2,997)	$(1,567,595)	$(1,567,595)
Net loss for year ended December 31, 2009	-	-	-	(1,349,404)	(1,349,404)

Balance - December 31, 2009	29,966,557	$2,997	$(2,997)	$(2,916,999)	$(2,916,999)

Shares to be issued for debt settlement	2,996,656	300	20,753	-	21,053

Redemption of ownership interest	(14,234,114)	(1,424)	(98,576)	-	(100,000)

Recapitalization	16,201,416	1,620	(287,767)	-	(286,147)

Shares to be issued for legal services	50,000	5	37,495	-	37,500

Net loss for year ended December 31, 2010	-	-	-	(1,215,991)	(1,215,991)

Balance - December 31, 2010	34,980,515	$3,498	$(331,092)	$(4,132,990)	$(4,460,584)

Sale of common stock	1,532,353	153	375,847	-	376,000

Shares issued for loan penalty	1,074,709	107	888,952	-	889,059

Issuance of warrants on notes payable	-	-	262,023	-	262,023

Shares issued for services	75,000	8	37,492	-	37,500

Net loss for year ended December 31, 2011	-	-	-	(2,703,184)	(2,703,184)

Balance - December 31, 2011	37,662,577	$3,766	$1,233,222	$(6,836,174)	$(5,599,186)

The accompanying notes are an integral part of these consolidated financial statements

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows

	Years Ended		September 18, 2006
	December 31,		(inception) to
	2011	2010	December 31, 2011
Cash flows from operating activities:
Net loss	$(2,703,184)	$(1,215,991)	$(6,836,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,487	712	28,785
Common stock issued for services	37,500	37,500	75,000
Common stock to be issued for loan penalty	889,059	-	889,059
Gain on debt settlements	(19,043)	(39,068)	(58,111)
Impairment expense	-	-	452,287
Amortization of debt issuance costs	-	-	140,000
Amortization of debt discount	97,896	23,157	121,053
Issuance of warrants in conjunction with notes	262,023	-	262,023
Changes in assets and liabilities:
Prepaid expenses	(12,412)	(7,588)	(20,000)
Deposits	-	-	(1,000)
Accounts payable and accrued liabilities	34,346	107,165	519,234
Accrued payroll related liabilities	133,047	164,923	460,628
Accrued interest payable	571,589	330,966	1,301,325
Net cash used in operating actives	(681,692)	(598,224)	(2,665,891)

Cash flows from investing activities:
Investment pursuant to recapitalization	-	(286,147)	(286,147)
Software development costs	-	-	(452,287)
Stock purchase agreement	(100,000)	-	(100,000)
Purchase of furniture and equipment	-	(855)	(2,726)
Net cash used in investing activities	(100,000)	(287,002)	(841,160)

Cash flows from financing activities:
Payment of debt issuance costs	-	-	(140,000)
Proceeds from sale of common stock	376,000	-	376,000
Proceeds from issuance of notes payable	440,000	992,000	3,462,638
Repayment of notes payable	(28,445)	(35,920)	(79,365)
Repayment of notes issued for redemption of equity interest	-	(100,000)	(100,000)
Proceeds provided by financing activities	787,555	856,080	3,519,273
Net increase (decrease) in cash	5,863	(29,146)	12,222
Cash, beginning of period	6,359	35,505	-
Cash, end of period	$12,222	$6,359	$12,222
Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Purchase vehicles with notes payable	$85,252	-	$85,252
Accounts payable settled with note payable	-	$178,531	$178,531
Note payable principal and interest refinanced	-	$1,062,165	$1,062,165
Stock based lender fees recorded as debt discount pursuant to settlement	-	$21,053	$21,053
Lender fee recorded as discount pursuant to settlement	-	$108,553	$108,553
Note issued for redemption of equity	-	$100,000	$100,000
Deemed issuance of common stock pursuant to recapitalization	-	$1,620	$1,620

  The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

1. NATURE OF BUSINESS, ORGANIZATION AND GOING CONCERN

Nature of Business – Sebring Software, Inc. and Subsidiary ("the Company", "us", "we", "our") intends to be a subscription based reseller of software to companies in the automotive, manufacturing, aerospace, healthcare and financial services industries. The software is intended to be licensed from a German based company (see Note 13). Sebring has developed “Adaptors” to the original software product developed by the German company which allow the software to be used by companies in North and South America and allows them to navigate multiple enterprise applications used in their numerous operating units in a single user interface so the users can gather and use their intercompany business information more quickly and effectively.

Organization – Sebring Software, LLC ("the LLC") was originally organized in the state of Florida on September 18, 2006. On October 25, 2010 the Company consummated a transaction whereby the LLC was acquired by an inactive publicly-held company in a transaction accounted for as a recapitalization of the LLC. The publicly-held company was incorporated in Arkansas on June 8, 2007 and redomiciled in Nevada in September 2008. (see "Reverse Recapitalization" below)

The Company has been in the development stage through December 31, 2011. Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational opportunities.  Since its formation, the LLC has not realized any revenues from its planned operations.

Principles of Consolidation - The consolidated financial statements include the accounts of Sebring and its wholly-owned subsidiary, the LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $2,703,184 and net cash used in operations of $681,692 for the year ended December 31, 2011 and a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $5,725,944, $5,599,186 and $6,836,174, respectively, at December 31, 2011. In addition, the Company has not generated any revenues through December 31, 2011. Furthermore, because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $3,543,356 of debt plus $972,865 of accrued interest as of December 31, 2011. Under terms of the convertible notes, the Company is required to issue warrants upon conversion or, in the event that conversion has not taken place, issue warrants equal to 25% of the shares the subscriber would have received if conversion had taken place. As of December 31, 2011 the Company has agreed to issue 331,675 warrants as a result of this requirement. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $262,111 of accrued interest.

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

On December 14, 2011 the Company entered into an agreement with Garden State Securities (“GSS”) whereby GSS would act as a non-exclusive selling/placement agent for the Company for institutional investors. Under the terms of the agreement, which shall be in force until a 30 day written notice is given by either party, GSS shall use a “best efforts” approach to contact possible financing sources for the Company for a bridge loan and/or a private placement offering of debt or equity. The agreement calls for the Company to pay GSS at each full or incremental closing of any bridge loan, equity financing, convertible debt financing or any instrument convertible into the Company’s common stock from any source(s) introduced to the Company during the term by GSS; (i) a cash transaction fee in the amount of 10% of the amount of the securities financing; (ii) a 3% non-accountable cash allowance and (iii) warrants with piggyback registration rights equal to 10% of the stock issued at an exercise price equal to the investor’s warrant exercise price of the Securities Financing or the price of the Securities Financing if no warrants are issued to investors. The warrants shall have a 5 year term and will have a cashless exercise provision. Further, the Company will pay to GSS’s legal counsel a non-refundable advancement of $7,500 from loan proceeds to be credited against the full GSS legal fee to a maximum of $15,000. In the event of a merger or acquisition with a source introduced to the Company by GSS, GSS will be due a fee of 5% of the total value of the transaction. If the Company receives any additional capital from sources introduced to the Company by GSS within 24 months of the closing of a financing arrangement or the date of termination of the agreement, GSS will be due a cash fee of 10% of the amount raised. If the Company enters into a transaction within 12 months with sources introduced to the Company by GSS, the Company will pay GSS a cash fee of 5% of the transaction. In addition, the Company continues to explore additional sources of funding although there is no guaranty that such funds will be available or at favorable terms.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents - The Company considers investments that have original maturities of three months or less when purchased to be cash equivalents.

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the estimates of recoverability and valuation of prepaid assets and deposits, valuation of software for impairment analysis purposes, valuation of any derivatives or beneficial conversion features on convertible debt, valuation of stock or other equity-based instruments issued for services or settlements and valuation of deferred tax assets.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

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

Software - Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), at the greater of i) the straight-line method and ii) the ratio of the current gross revenues for the software to the total of current and estimated future gross revenues for the software. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  The software of $452,287 was considered impaired in 2009.

Software maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized. The cost of the software and the related accumulated amortization are removed from the accounts upon retirement of the software with any resulting loss being recorded in operations. No amortization expense was recorded in the accompanying financial statements.

Furniture, Equipment and Vehicles, net – Furniture, equipment and vehicles are capitalized at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is three years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of furniture, equipment and vehicles and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

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

The Company has evaluated their uncertain tax positions to determine if any disclosure is required under the current account standards. These standards provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the consolidated financial statements as require a “more-likely-than-not” recognition threshold before a position should be recorded. The Company had no unrecognized tax benefits and no uncertain tax positions that needed to be disclosed. During the year ended December 31, 2011 and the period from October 25, 2010 to December 31, 2010, no adjustments were recognized for uncertain tax benefits.

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

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This Update improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables (including trade and notes receivable) and related allowance for credit losses. This disclosure was effective for the Company’s financial statements ending December 31, 2011 This ASU does not have any impact on the Company’s financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

3. Furniture, EQUIPMENT and VEHICLES, net

Furniture, equipment and vehicles consisted of the following at December 31:

	2011	2010
Furniture and Equipment	$2,727	$2,727
Vehicles	85,252	-
Accumulated Depreciation	(28,786)	(1,299)
Furniture, equipment and vehicles, net	$59,193	$1,428

In 2011, the Company purchased two vehicles for a total of $85,252. The vehicles are being depreciated on a straight line basis over a three year life. Depreciation expense for 2011 and 2010 was $27,488 and $712, respectively.

4. Debt issuance costs, net

In 2008 the Company paid $140,000 in debt issue costs. Such amount was amortized through 2009. No amortization expense for 2011 or 2010 was incurred. The debt issuance costs were amortized over the original terms of the promissory notes (see Note 7).

5. NOTES AND CONVERTIBLE Notes Payable

The Company has financed its operation mainly through the issuance of notes and convertible notes payable. The notes and convertible notes payable are as follows at December 31:

	2011	2010

Convertible notes payable to related and unrelated parties bearing interest at a rate of 12%, principal is payable on March 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below. If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75. Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above. The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011. Since the Company failed to register the warrant shares on or before June 1, 2011, the lender is entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed, capped at 10%. All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date. The Public Event occurred on October 25, 2010 and on May 1, 2011 the notes became convertible at a price of $1.72 or a lesser price based on any equity financing. See Public Event below. Although the Company has not made any principal payments as of December 31, 2011, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default	$1,295,638	$1,295,638

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

Convertible notes payable issued in January and February 2011 for $200,000 cash. These convertible notes payable bear interest at a rate of 12%, and principal is payable on September 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below. If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75. Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above. The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011. Since the Company failed to register the warrant shares on or before June 1, 2011, the lender is entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed, capped at 10%. All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date. The Public Event occurred on October 25, 2010 and on May 1, 2011 the notes became convertible at a price of $1.72 or a lesser price based on any equity financing. See Public Event below. Although the Company has not made any principal payments as of December 31, 2011, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default	200,000	-

Notes with original principal of $85,252 for two vehicles purchased in 2011 that mature in February, 2014 with annual interest of approximately 1%. The notes have monthly principal and interest payments of $2,402	61,807

Non-convertible notes payable with original principal of $170,000 issued in 2011 bearing interest at a rate of 10%. Principal and interest due on December 31, 2012	165,000

Non-convertible note payable issued in 2011 bearing interest at a rate of 8%. Principal and interest due on April 5, 2012	70,000

Convertible notes payable bearing interest at a rate of 12%. Principal payable on June 30, 2009. Interest payable every six months. The note and accrued interest are convertible at 75% of the price per share paid by investors in the next equity financing and such conversion rights will expire 60 days after such equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. Although the Company has not made any principal payments as of December 31, 2011, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default	40,000	40,000

Convertible notes payable bearing interest at a rate of 12%. Principal payable in September 2010. Interest payable every six months. Note is convertible at 75% of the price per equity interest paid by investors in the next equity financing and such conversion rights will expire 60 days after such equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. Although the Company has not made any principal payments as of December 31, 2011, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default	100,000	100,000

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

Secured convertible notes payable to one lender dated March 2008 and July 2008 and maturing March 17, 2009, bearing interest at 12% (20% default rate), secured by substantially all assets of the Company, convertible at 75% of the price of a future offering or into Company membership interests of 4.5% on a fully-diluted basis. On March 17, 2009 (default date) the Company defaulted on payments and a forbearance agreement was executed on September 9, 2009. The forbearance modified the note to 20% compounded interest on principal and accrued interest starting at the default date and extended the maturity date to the earlier of April 13, 2010 or 5 days after a defined financing with 25% due and the remainder due on April 13, 2010. In 2010, the Company defaulted on the Forbearance agreement and on October 1, 2010 the Company executed a settlement agreement. Under the settlement a new secured non-convertible note was made consolidating the prior $750,000 convertible promissory notes plus all accrued interest plus estimated legal costs of the lender for a new note balance of $1,170,718. The company recorded a debt discount of $129,606 on the debt extinguishment of the old debt and issuing the new common stock, such debt discount consisting of $108,553 fees and $21,053 value of the shares to be issued. Amortization of the debt discount of $23,157 was recorded as interest expenses in the year ended December 31, 2010 and $97,896 was amortized in the year ended December 31, 2011. The remaining $8,552 will be amortized in January 2012. The note is secured by substantially all assets of the Company and bears interest at 12% (20% default rate). One-third of outstanding principal and interest is due every 120 days with all principal and interest due on or before the 480th day of this Note which is January 24, 2012. The lender was also granted a 16% common equity interest, on a fully-diluted basis, in the Company. Additionally, the lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days that any amount is outstanding on this Note. Based on October 1, 2010 settlement agreement 2,996,656 shares were issued to the lender to satisfy the settlement agreement. During the year ended December 31, 2011 the Company issued a total of 1,074,709 shares to satisfy the 1% equity interest required for the three 120 day periods that the Note remained outstanding. In addition, the Company will be required to issue another 370,861 shares on January 24, 2012, which is the 480th day of the Note. The note has been in default as of January 29, 2011 and remains in default as of December 31, 2011.	1,170,718	1,170,718

Non-convertible notes payable dated in September 2010, bearing 6% interest with principal and interest due December 31, 2011. Notes issued in connection with the September 17, 2010 transaction as described in Note 1. Although the Company has not made any principal payments as of December 31, 2011, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default	572,000	572,000

Non-convertible note payable originated in October 2010, bearing 6% interest, with principal and interest due December 31, 2012. This note was reclassified from loans payable as of December 31, 2011	100,000	-

Non-convertible note payable dated February 18, 2009, bearing 12% interest payable plus an origination fee of $2,500, due March 2009. Although the Company has not made any principal payments as of December 31, 2011, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default	25,000	25,000

Non-convertible note payable dated May 10, 2010 bearing interest at 12% due May 12, 2011. Note issued in settlement of $178,531 accounts payable with a gain on settlement recognized of $38,531	140,000	140,000

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

Total notes payable	3,940,163	3,343,356
Debt discount, net of interest amortization	(8,552)	(106,449)
Total notes payable, net of discount	3,931,611	3,236,907
Notes payable, related parties - current	(275,638)	(275,638)

Total notes payable, unrelated parties, net of discount	3,655,973	2,961,269
Less: Current portion of notes payable, net of debt discount	(3,622,538)	(2,614,390)
Notes payable, net of current portion	$33,435	$346,879

Note Modifications

The above descriptions of the first group of convertible notes due March 1, 2011 and the respective classifications as current or non-current liabilities reflect the terms under modified note agreements issued in May 2010 in accordance with ASC 470-10 "Short Term Obligations Expected to be Refinanced". Original notes were issued during 2007, 2008 and 2009 with due dates of one-year from the note date and conversion terms at a 25% discount from any future equity offering price. No beneficial conversion values were originally recorded at the note dates since the conversion features were considered contingent and no value disclosed since such value could not be computed at the notes dates. The conversion features are still considered contingent as of December 31, 2011. A modification to the notes was done in May 2010 whereby $776,338 considered in default was cured. There was no other accounting effect for the modification which occurred in May 2010.

Public Event

On May 1, 2011 the 7th month benchmark after a defined public event (October 25, 2010 Reverse Recapitalization) was reached. As a result of reaching this benchmark, as of December 31, 2011 the Company was required to issue a total of 301,523 warrants to holders of twenty-nine convertible notes that specified the terms listed above. Since none of the notes had been converted, this represents 25% of the shares the holders would have received if the first five months of the principal and total accrued interest were converted as specified under the terms of the notes. The five year warrants have an exercise price of $1.89. The warrants were valued at $.79 per warrant under calculations performed using the Black-Sholes model and resulted in a charge of $238,203 being recorded in the year ended December 31, 2011. Although the Company has not made any principal payments as of December 31, 2011, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default. In addition, since the Company did not file a Registration Statement by June 1, 2011 as stipulated in the Agreement, it was required to issue additional warrants as liquidated damages equal to 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement was delayed, capped at 10%. In accordance with these terms, the delay resulted in the Company agreeing to issue the Noteholder 30,152 warrants as of December 31, 2011. These five year warrants, with an exercise price of $1.89, were valued at $.79 per warrant under calculations performed using the Black-Scholes model and resulted in a charge of $23,820 being recorded in the year ended December 31, 2011. In total, 331,675 warrants were issued with a value of $262,023.

As of December 31, 2011 the Company had outstanding notes that were past due for a total of $3,543,356 that were due on December 31, 2011 or prior. Accrued interest on these notes totaled $972,865. As of the date of this report, the Company had received one Notification of Default for the note in the amount of $1,170,718 which is included in the above past due balance. The accrued interest on this note totaled $262,111.

6. Loans Payable

As of December 31, 2011 and 2010, the Company owed a balance of $89,080 and $189,080, respectively, to various investors on unsecured, non-interest bearing advances the Company received in 2010 which were recorded as loans payable. The Company did not make any payments on these loans in 2011. In 2011, $100,000 of these loans were reclassified to notes payable.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

7. Commitments and contingencies

Legal Matters - Management has been notified of a legal claim against the Company whereby an investor relations consultant claims he is owed stock compensation under a March 9, 2010 consulting agreement. The agreement describes common stock payments of 400,000 shares to be issued on October 25, 2010 and 100,000 shares each month for the following 11 months for a total of 1,500,000 shares. Management asserts that no services were performed and no share or other compensation is due to the consultant except for $25,000 the consultant loaned to the Company which is recorded as a loan payable in the accompanying December 31, 2011 consolidated balance sheet. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No liability has been accrued for this claim as of December 31, 2011.

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

Financial Advisory Services - In April 2011 the Company executed a contract for financial advisory services to be provided over a six month period in exchange for 845,000 shares of the Company’s common stock which will be paid by a stockholder of the Company. These shares are being paid by another shareholder and will be valued for accounting purposes at the date of issuance and such value will be recognized over the contract term and the payment of shares by the stockholder will be recorded as contributed capital. Since no services were performed, no shares have been issued or are due under the terms of this agreement as of September 30, 2011 at which time the agreement expired.

On December 14, 2011 the Company entered into an agreement with Garden State Securities (“GSS”) whereby GSS would act as a non-exclusive selling/placement agent for the Company for institutional investors. Under the terms of the agreement, which shall be in force until a 30 day written notice is given by either party, GSS shall use a “best efforts” approach to contact possible financing sources for the Company for a bridge loan and/or a private placement offering of debt or equity. The agreement calls for the Company to pay GSS at each full or incremental closing of any bridge loan, equity financing, convertible debt financing or any instrument convertible into the Company’s common stock from any source(s) introduced to the Company during the term by GSS; (i) a cash transaction fee in the amount of 10% of the amount of the securities financing; (ii) a 3% non-accountable cash allowance and (iii) warrants with piggyback registration rights equal to 10% of the stock issued at an exercise price equal to the investor’s warrant exercise price of the Securities Financing or the price of the Securities Financing if no warrants are issued to investors. The warrants shall have a 5 year term and will have a cashless exercise provision. Further, the Company will pay to GSS’s legal counsel a non-refundable advancement of $7,500 from loan proceeds to be credited against the full GSS legal fee to a maximum of $15,000. In the event of a merger or acquisition with a source introduced to the Company by GSS, GSS will be due a fee of 5% of the total value of the transaction. If the Company receives any additional capital from sources introduced to the Company by GSS within 24 months of the closing of a financing arrangement or the date of termination of the agreement, GSS will be due a cash fee of 10% of the amount raised. If the Company enters into a transaction within 12 months with sources introduced to the Company by GSS, the Company will pay GSS a cash fee of 5% of the transaction. In addition, the Company continues to explore additional sources of funding although there is no guaranty that such funds will be available or at favorable terms.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

Equity Funding – In May 2011 the Company entered into an agreement with Socius Capital Group to provide funding up to $5 million. Under the terms of the agreement, the investor agreed to purchase $500,000 of the Company’s restricted common stock at a price equal to 40% of the volume weighted average price in the five days preceding the execution date. The investor also agreed to purchase up to $4.5 million of redeemable cumulative preferred stock. The investor will receive cumulative preferred dividends accruing annually at a rate of 10% from each investment date. Dividends shall accrue in shares of Preferred Stock and are payable upon the redemption date which shall be at the Company’s election. Investor shall also receive five-year warrants allowing it to purchase shares of the Company’s common stock on the investment date equal in dollar amount to the liquidation value of the Preferred on the 7 year anniversary of the investment date. Such warrants shall be immediately exercisable at a price equal to 200% of the closing bid price of the Company’s common stock. So long as such warrants shall remain outstanding, the warrant will have limited full ratchet anti-dilution protection for any issuances of common stock or common stock equivalents at a price less than the then current exercise price as of the date of such common issuance. The agreement further provides that the Company pay the investor a non-refundable investment fee equal to 5% of the investment amount payable in restricted common stock valued at 40% of the volume weighted average price for the 5 trading days immediately preceding the issuance date. It also provides that the Company pay the investor’s reasonable attorney’s fees as well as a $20,000 retainer to the Company’s counsel. The agreement also provides that the Company shall not incur any indebtedness nor, without express written consent of the investor, issue any common stock or common stock equivalents for a period of 240 days from the later of (i) the last sale to investor of Preferred Stock or (ii) the effectiveness of a registration statement. The Company has paid the retainer to counsel but as of the date of this report, no funds have been received under the terms of this agreement. As of December 31, 2011 the Company has determined that funding under the terms of the agreement will not take place. As of the date of this report, the Company believes the $20,000 prepaid for legal services is refundable and can be returned to the Company upon request.

Lender Contingency - Under an October 1, 2010 secured promissory note, a lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days that any amount is outstanding. The first three sets of shares to be issued under this agreement were recorded as of January 29, 2011, May 28, 2011 and September 26, 2011. See Note 5.

Management agreement – On June 3, 2010, the Company entered into three-year management agreements with two key members of management. The agreements commit the Company to pay a combined total of $339,000 per year in base salary and stock compensation as determined by the Board of Directors. A third agreement was also executed; however the management member never performed any services under the agreement. The Company has terminated this agreement in 2011 as the individual has not performed any of the services and is therefore no longer affiliated with the Company. The Company has no continuing obligations under this agreement as of December 31, 2011.

Penalty Contingency - Under the terms of the convertible notes, since the Company has failed to register the warrant shares by June 1, 2011, the holders of the notes will be entitled to liquidated damages in the form of an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the subscriber’s warrants multiplied by the number of full calendar months that the effective registration is delayed. The liquidated damages under this agreement are capped at 10% of the number of warrant shares that may be purchased. The Company has not filed a registration statement as of the date of this report and therefore would be required to issue the additional 10% capped value. In accordance with these terms, the delay resulted in the Company agreeing to issue the Noteholder 30,152 warrants as of December 31, 2011. These five year warrants, with an exercise price of $1.89, were valued at $.79 per warrant under calculations performed using the Black-Sholes model and resulted in a charge of $23,820 being recorded as Paid in Capital in the year ended December 31, 2011. These warrants are included as part of the total 331,675 issued to lenders. See Notes 5 and 8.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

8. equity transactions

Pursuant to the reverse recapitalization described in Note 1, all share and per share data in the accompanying consolidated financial statements has been retroactively adjusted for the effect of the recapitalization.

Common Stock Issued and Issuable - Due to certain administrative delays of the total 37,662,577 common shares outstanding at December 31, 2011, 943,660 shares remain to be physically issued by the transfer agent.

Common Stock

In 2006 the Company issued 29,966,557 common shares to founders for no consideration. The value of these shares was deminimis

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

At January 29, 2011 (the Penalty date) a 1% common stock interest or 349,805 common shares became due to a lender pursuant to a settlement agreement and promissory note (see $1,170,718 promissory note at Note 5). Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $1.20 per share on the Penalty date which is considered the measurement date for a total of $419,766. At May 28, 2011 (the Penalty date) an additional 1% common stock interest or 357,715 common shares became due to the same lender under the terms of the same agreement. Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $.85 per share on the Penalty date which is considered the measurement date for a total of $304,058. At September 26, 2011 (the Penalty date) an additional 1% common stock interest or 367,189 common shares became due to the same lender under the terms of the same agreement. Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $.45 per share on the Penalty date which is considered the measurement date for a total of $165,235. In total, 1,074,709 penalty shares were issued valued at $889,059.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

As a result of requirements under the terms of the convertible notes, the Company agreed to issue a total of 331,675 warrants to the note holders during the year ended December 31, 2011. These five year warrants, with an exercise price of $1.89, were valued at $.79 per warrant under calculations performed using the Black-Sholes model according to the following assumptions. The risk-free rate of 1.81% was the five year nominal fed rate at the date of issuance. The volatility factor was determined based the historical volatility of the Company and was calculated to be 174%. The assumed dividend yield was 0% and the expected life of the warrant was assumed to be five years, which is the stated life of the warrant. This resulted in a charge of $262,023 being recorded to Additional Paid in Capital in the year ended December 31, 2011. See Note 5, Public Event and Note 7, Penalty Contingency.

During the year ended 2011, the Company raised a total of $376,000 by agreeing to issue a total of 1,532,353 common shares to multiple investors at prices per share of $.34 and $.05.

In August 2011 the Company issued 75,000 shares for services valued at their fair value on the agreement date of $37,500.

Preferred Stock – The Company has 10,000,000 shares of preferred shares authorized which can be designated by the board of directors at a later date. No preferences have been set for these preferred shares as of the date of these consolidated financial statements.

9. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the year ending December 31 2011 during which the Company reported a loss, 331,675 warrants and 1,206,092 common shares issuable under conversion features of convertible notes and related accrued interest were excluded from the diluted loss per share computation as their effect would be anti-dilutive.

10. WARRANTS FOR COMMON STOCK

The Company estimates the fair value of compensatory type warrants by utilizing the Black-Scholes pricing model, which is dependent upon several variables. The fair value for warrants issued during the year ended December 31, 2011 was estimated at the date of issuance according to the following assumptions. The risk-free rate of 1.81% was the five year nominal fed rate at the date of issuance. The volatility factor was determined based on the historical volatility of the Company and was calculated to be 174%. The assumed dividend yield was 0% and the expected life of the warrant was assumed to be five years, which is the stated life of the warrant.

The Black-Scholes pricing model was developed for use in estimating the fair value of options and warrants and is dependent on the input of subjective assumptions. While the Company believes these estimates to be reasonable, the warrant expense recorded would increase if a higher volatility was used, or if the expected dividend yield increased.

A Summary of the Company’s warrant activity during the year ended December 31, 2011 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life

Balance at beginning of year	-	-
Issued or Issuable	331,675	$1.89
Cancelled or Expired	-	-
Exercised	-	-

Outstanding at end of period	331,675	$1.89	4.40
Exercisable at end of period	331,675	$1.89	4.40

At December 31, 2011 the warrant exercise price of $1.89 exceeded the market value of the Company’s stock price, therefore the intrinsic value of the outstanding warrants was $0.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

11. PURCHASE AGREEMENT

In July 2011 the Company entered into a Stock Purchase Agreement whereby the Company agreed to purchase 49% of Scalix, Inc, a Delaware corporation, from Xandros, Inc. a Delaware corporation, for a Purchase Price of $5,750,000. Under the terms of the agreement, upon execution of the agreement, the Company will pay $150,000 in cash. In addition, the Company will pay an additional $200,000 in cash upon closing of the transaction with Socius plus $150,000 upon closing of a secondary funding transaction of $1,750,000 with a third investor. This total of $500,000 is defined as an “Execution Deposit Amount”. If the Company receives $10 million (“Target Raise”) in aggregate gross investment, within five days of receiving such investment, the Company will pay the purchase price less any amounts previously paid. If the Company receives an investment of an amount less than the “Target Raise”, which shall be defined as the “Tranche Raise”, then the Company will pay an amount equal to 20% of the Tranche Raise if the raise is less than $3,750,000 or an amount equal to 40% of the Tranche Raise if the cumulative amount is equal to or greater than $3,750,000. If by October 15, 2011,(the “Minimum Payment Date”) the Company has not paid Xandros the full purchase price, the Company shall have the option of paying Xandros $500,000 (not inclusive of amounts previously paid hereunder) (the “Minimum Amount Payable”) in exchange for a two-month extension to pay the Purchase Price in full. The Minimum Amount Payable shall be applied against the purchase price. In the event the Company a) does not pay Xandros the Purchase Price or the Minimum Amount Payable on or before the Minimum Payment Date or b) in the event the Company has paid the Minimum Amount Payable on or before the Minimum Payment Date and has not paid the full Purchase Price by January 1, 2012, then Xandros shall have the option to terminate the agreement. If the agreement is terminated the Company shall own a number of shares of Scalix which is calculated pro rata based on the amounts the Company paid to Xandros against the $5,750,000 to be paid for the full 49 shares in Scalix. Xandrox has not exercised its option to terminate. The Company is presently negotiating to extend the dates. The Company paid $100,000 of the “Execution Deposit Amount” on July 5, 2011. As of the date of this report the Company has made no other payments and is working with Xandros to restructure this agreement.

12. Related Parties

At December 31, 2011 and 2010 there were $275,638 due to principal shareholders of the Company under promissory notes due on March 1, 2011 (see Note 6).

13. CONCENTRATIONS

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

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash.

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal. The Company had no uninsured balances at December 31, 2011 and has not experienced losses on such accounts.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

14. INCOME TAXES

From September 18, 2006 (inception) to the recapitalization date of October 25, 2010, the Company was treated as a partnership for federal Income tax purposes. The corporate tax benefits of its losses were passed through to its owners and the Company did not have any income tax expense or benefit. Starting October 25, 2010 the Company became subject to paying income tax. There was no income tax expense from October 25, 2010 to December 31, 2010 and for the year ended December 31, 2011 due to the Company's net losses.

The blended Federal and State tax rate of 37.63% applies to loss before taxes. The Company's tax expense differs from the “expected” tax expense for Federal income tax purposes for the period of October 25, 2010 to December 31, 2010 and for the year ended December 31, 2011 (computed by applying the United States Federal Corporate tax rate of 34% to net loss attributable to Sebring before taxes), as follows:

		October 25, 2010
	Year Ended	(Recapitalization) to
	December 31, 2011	December 31, 2010

Computed “expected” tax benefit	$(919,083)	$(42,132)
Meals and entertainment	8,803	(4,498)
State income tax	(98,126)	1,019
Change in deferred tax asset valuation allowance	1,008,406	45,611
Deferred tax asset	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at the end of each period are as follows:

Deferred tax assets:	December 31, 2011	December 31, 2010

Net operating loss carryforward	$1,056,687	$46,362
Gain on foreign currency exchange rates	$(2,671)	$(751)
Less valuation allowance	(1,054,016)	(45,611)
Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2011 was $1,054,016. The Company has a net operating loss carry forward of approximately $2,808,098 available to offset future U.S. net income over 20 years through 2030.

The utilization of the net operating loss carry forwards is dependent upon the ability of the Company to generate sufficient taxable income during the carry forward period.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2011, tax years 2010 and 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

15. Subsequent events

On January 17, 2012 the Company raised $25,000 by agreeing to issue one investor 500,000 shares of the Company’s common stock at a price of $.05 per share.

On January 27, 2012 the Company entered into two agreements with Wellington Shields. Under the first agreement, Wellington Shields has been engaged for a term of 12 months to act as exclusive underwriter/broker with respect to a potential public offering of the Company’s common stock of $50 million. Wellington Shields will be compensated as follows: (a) an underwriting fee of 6% of the amount raised in the public offering; (b) a non-refundable retainer of $50,000 was paid on February 3, 2012 by an investor who loaned the funds to the Company; (c) the sale to Wellington Shields of warrants (“Underwrite Warrants”) equal to 3% of the total number of shares sold pursuant to the public offering. Underwriter warrants will be exercisable between the first and fifth anniversary dates of the Effective Date and shall be exercisable at a price per unit equal to 120% of the public offering price of the common shares; (d) the Company will bear all fees and expenses in connection with the proposed offering; (e) a success-based non-accountable expense allowance equal to 1% of the gross proceeds of the offering plus all incurred expenses In addition, the Company agrees to pay for the legal fees incurred by Wellington Shields, capped at $100,000. The success fee will continue for 18 months after cancellation or expiration of the agreement. Wellington Shields also receives preferential right to provide financing arrangements to the Company for any transaction closed by the Company during the term and, for a period of one year following the cancellation or expiration of the agreement, Wellington Shields shall have preferential right to participate as co-manager with no less than 25% economic interest (fees) in providing any financing arrangements for the Company. If any over-allotments occur during the distribution and sale of the shares, Wellington Shields is granted an option to purchase an amount of shares, not to exceed 15%, of the total number of shares initially offered to the public, for the period of 60 days from the Effective Date.

In the second agreement, the Company retained Wellington Shields as the exclusive placement agent and financial advisor to the Company in connection with a Private Placement transaction up to $15 million. Wellington Shields will be compensated as follows: (a) a success fee of 8% of gross proceeds of a successful placement; (b) non-callable warrants equal to 8% of the aggregate number of securities sold in the placement (“Placement Agent Warrants”). These warrants shall have a purchase price equal to 110% of the implied price per share of the Placement and shall be exercisable for a period of five years after the closing of the Placement. Wellington Shields will also be entitled to 8% compensation resulting from any cash generated by the Company upon exercise of warrants by investors introduced to the Company by Wellington Shields; (c) placement fee of 10% for any bridge loan or short term capital during the term of the agreement including 10% warrant coverage for investors introduced to the Company by Wellington Shields or a 3% fee plus 3% warrant coverage for any short term loans obtained by the Company for investors located by someone other than Wellington Shields; (d) expenses incurred by Wellington Shields after prior approval from the Company is obtained. The Agreement shall terminate at the close of business on June 30, 2012, but will continue unless cancelled by 30 days written notice. The Company is obligated to pay the fees indicated herein for a period of 12 months after termination of the agreement for any transactions completed by the Company with parties introduced to the Company by Wellington Shields. In addition, if the Company closes a placement or transaction during the term, or for a period of 24 months commencing the later of (i) the date of the closing of the placement or (ii) the date of the closing of any transaction, Wellington shall have a preferential right whereby the Company will offer Wellington the first opportunity to provide any financing arrangements to the Company.

In January 2012, the Company offered to potential investors a Term Sheet of 200 units each consisting of one $25,000 convertible note and warrants to purchase $25,000 shares of Common Stock. The notes are unsecured and carry an interest rate of 15%, accrued quarterly. The interest and principal will be paid upon the maturity date of the note, which is December 31, 2012. Notes are convertible into common stock at a 25% discount to any public offering that occurs before the maturity date with the common shares being registered in the S-1 registration for and sold at the time of the public offering; if no public offering occurs before the maturity date, the Notes shall be convertible into the common stock of the Company at a 25% discount to the volume weighted average price during December 2012. Warrants will have a term of five years, exercisable during the four years commencing twelve months after the closing date. The exercise price of the Warrants is 120% of any public offering completed by the Company prior to the Maturity Date of the convertible promissory notes (December 31, 2012; or 120% of the volume weighted average price (of the Company's common stock) during December 2012.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010 and from September 18, 2006 (Inception) to December 31, 2011

In February, 2012 the Company received $100,000 from one investor for convertible notes sold according to the specifics of the Term Sheet. The Company paid Wellington Shields a fee of $3,000 for this transaction in satisfaction of the requirements of the Wellington Shields agreement for investors of short term loans not introduced by Wellington Shields. Also in February, the Company received $12,500 for a convertible note from another investor under the same Term Sheet. A fee of $375 is due to be paid to Wellington Shields for this transaction but had not been paid as of the date of this report.

The Company determined that based on the conversion terms of the notes, the notes qualify as stock settled debt in accordance with ASC 480 "Distinguishing Liabilities From Equity". Accordingly, a premium of $37,500 will be accreted to the total $112,500 notes balance from the note dates to the first computable date they become convertible, which is December 31, 2012. In addition, the relative fair value of the warrants, which totals $51,121 will be recorded as additional paid in capital and a debt discount to be amortized over the debt term, to December 31, 2012.

On February 17, the Company paid $5,000 to an investor in repayment of a note and $10,000 to an investor in repayment of loans and advances previously provided to the Company.

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

As of December 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2011:

•	Segregation of duties in the handling of cash, cash receipt, and cash disbursement was not formalized.
•	Maintenance of books and records on a non-GAAP basis which are converted to GAAP basis for financial reporting purposes.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on the Company's financial reporting in 2011. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

Name	Age	Position

Leif Andersen	56	President, Chief Executive Officer and Director

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

In 2011, the Company ended its relationship with John Sauickie, Jr. The Company does not have any continuing liability with regard to this former relationship.

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

In May of 2003, our CEO Leif Andersen was the President of Vermax, Inc. and he guided Vermax, Inc. through a Chapter 11 reorganization.   Vermax, Inc. exited Chapter 11 successfully in September 2004.  Additionally, due to representations from the senior lender of Vermax, Inc. related to Mr. Andersen’s personal guarantee on a loan to Vermax, Inc., Mr. Andersen entered into a Chapter 13 reorganization in October 2003 to protect his personal assets, which was voluntarily dismissed in May 2004.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table:

The table below sets forth, for our last two fiscal years, the compensation earned by our officers and directors. Except as provided below,.

Name and			Deferred		Stock	Option	All Other
Principal Position		Salary (1)	Compensation	Bonus	Awards	Awards	Compensation (2)
Leif Andersen	2011	$128,283	$-	$-	$-	$-	$2,926
CEO and Director	2010	$220,833	$-	$-	$-	$-	$34,931
John Sauickie (3)	2011	$0	$-	$-	$-	$-	$0
CFO and Vice President	2010	$0	$-	$-	$-	$-	$0

Notes:

(1)	Mr. Andersen is owed $352,333 which represents the aggregate differential from his employment contract amounts versus the compensation he has actually received
(2)	These amounts represent fringe benefits that were taken as compensation by Mr. Andersen.
(3)	In 2011, Mr. Sauickie ended his affiliation with the Company. There is no compensation due Mr. Sauickie.

Employment Agreements

Mr. Andersen and Sebring entered into a Management Employment Agreement (the “Employment Agreement”) effective June 3, 2008, which Employment Agreement was assumed by the Company in connection with the Exchange.  Pursuant to the Employment Agreement, Mr. Andersen agreed to serve as the Chief Executive Officer and President of Sebring for a term of 36 months (i.e., until June 3, 2011), provided that the Employment Agreement is automatically renewed if not terminated with thirty days prior notice.  Pursuant to the Employment Agreement, Mr. Andersen is to receive a salary of $250,000 per year, as well as bonuses as determined by the Board of Directors.

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

Mr. Andersen was paid $131,209 in compensation from Sebring during the year ended December 31, 2011.  Pursuant to an agreement between Sebring and Mr. Andersen, Sebring agreed to pay Mr. Andersen $352,333 in accrued, but unpaid salary according to the terms of his current and former employment agreements.

Sebring also had an employment agreement in place with John Sauickie, as Executive Vice President and Chief Financial Officer.  The employment agreement had a three year term, effective as of June 3, 2010, and provided for yearly compensation to Mr. Sauickie of $180,000 as well as bonuses as determined by the Board of Directors, and a car allowance of up to $800 per month.  The Company also agreed to issue Mr. Sauickie 1,000,000 shares of common stock, which the Company anticipated issuing in February 2011 in consideration for services rendered. However, Mr. Sauickie has not commenced his employment with the Company and therefore is not currently owed any compensation from this agreement.

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

Mr. Sauickie’s employment agreement included a non-compete clause, whereby Mr. Sauickie agreed not to compete with Sebring for a period of two years following the termination of the employment agreement. However, Mr. Sauickie’s employment agreement never entered into effect as Mr. Sauickie never performed any duties according to the requirements of the employment agreement. The company therefore did not have an employment relationship with Mr. Sauickie on December 31st, 2011.

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

Except as provided above, the Bylaws provide that no indemnification shall be made in respect to any proceeding in which such Indemnitee has been (a) found liable on the basis that personal benefit was improperly received by him, whether or not the benefit resulted from an action taken in the Indemnitee's official capacity, or (b) found liable to us.  The termination of any proceeding by judgment, order, settlement or conviction, or on a plea of nolo contendere or its equivalent, is not of itself determinative that the Indemnitee did not meet the requirements set forth in clauses (a) or (b) above.  An Indemnitee shall be deemed to have been found liable in respect of any claim, issue or matter only after the Indemnitee shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals there from.  Reasonable expenses shall, include, without limitation, all court costs and all fees and disbursements of attorneys’ fees for the Indemnitee.  The indemnification provided shall be applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of Common Stock as of December 31, 2011, by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of Common Stock based on 37,662,577 shares of common stock, $0.0001 par value per share, outstanding (which number includes 943,660 shares which have not been physically issued to date), but have been included in the number of issued and outstanding shares disclosed throughout this report, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of December 31, 2011.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Leif Andersen Chief Executive Officer and Director of the Company and Sebring 1400 Cattlemen Rd, Suite D Sarasota, Florida 34232	14,476,982 (1)	38.4%
Lester Petracca c/o Triangle Equities 30-56 Whitestone Expressway Whitestone, NY 11354	4,071,365	10.8%
Joel Fedder 3590 Mistletoe Lane Long Boat Key, FL , 34228	2,631,787	7.0%
All Officers and Directors as a Group (1 person)	14,476,982 (1)	38.4%

(1) Mr. Andersen holds 14,476,982 shares of the Company’s common stock through Thor Nor, LLC, an entity which he controls.  Includes 242,868 shares issuable in connection with the conversion of an outstanding convertible promissory note and accrued interest held by Thor Nor, LLC, in the amount of $275,638 plus related accrued interest of $142,095, which has a conversion rate of $1.72 per share.  Does not include any warrants due to Thor Nor, LLC in connection with the $275,638 of Convertible Notes held by it, as such warrants have not been granted to date.

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

The Company also assumed Sebring’s obligations under the terms of a Settlement Agreement dated as of October 1, 2010 by and between Sebring LLC and Mr. Petracca (the “Settlement Agreement”), which settled certain amounts payable by Sebring to Mr. Petracca and required Mr. Petracca to dismiss a lawsuit previously filed against Sebring regarding the payment of such outstanding amounts payable, together with a promissory note in the principal amount of $1,170,718 issued to Mr. Petracca dated as of October 1, 2010 in connection therewith (the “Petracca Note”).   The Petracca Note is secured by a security interest in substantially all of Sebring’s assets (the “Petracca Security Agreement”).  Mr. Petracca, as a result of the Exchange is the beneficial owner of approximately 10.8% of the Company’s issued and outstanding capital stock.  The Petracca Note and Petracca Security Agreement are described in greater detail above under “Recent Change of Control and Change of Business Focus”.

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

Leif Andresen is a party to an employment agreement with Sebring Inc. providing for the payment of an annual salary of $250,000 for his service as CEO of Sebring Inc. and a bonus determined by the Company’s board of directors or its compensation committee (the “Employment Agreement”).  Mr. Andersen’s employment agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “Cause” as defined in the agreement or Mr. Andersen for “Good Reason” as defined in the agreement.  In the event the employment agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring. A copy of the Employment Agreement is filed as an exhibit to this Agreement.

There is an agreement between Sebring Inc. and Leif Andersen to pay Mr. Andersen $352,333 in accrued, but unpaid salary, as of December 31, 2011. Mr. Andersen is the father of L. Michael Andersen, who is Director of Sales and Marketing for the Company and whose employment terms are discussed below.

Sebring has an employment agreement in place with L. Michael Andersen, its Director of Sales and Marketing.  The employment agreement has a three year term, effective as of June 3, 2010, and provides for yearly compensation to Mr. Andersen of $89,000 as well as bonuses as determined by the Board of Directors. Michael Andersen’s employment agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “Cause” as defined in the agreement or Mr. Andersen for “Good Reason” as defined in the agreement.  In the event the employment agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring. Mr. Andersen is owed $35,662 in accrued but unpaid salary as of December 31, 2011.

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

	Years Ended December 31,
Category	2011	2010
Audit Fees	$45,000	$24,900

Audit Related Fees	2,500	0

Tax Fees	0	0

All Other Fees	0	0

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

Other fees.     Other services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

2.1(5)	Exchange and Reorganization Agreement dated as of October 25, 2010

2.2(5)	Spin-Off Agreement by and among Sumotext Incorporated, Tim Miller and Jim Stevenson effective as of October 25, 2010

3.1(1)	Articles of Incorporation

3.2(3)	Certificate of Change Pursuant to NRS 78.209

3.3(7)	Amendment to Articles of Incorporation

3.4(1)	Bylaws

10.1(4)	Securities Purchase Agreement

10.2(4)	Spin-Off Agreement

10.3(5)	Settlement Agreement by and between Lester Petracca and Sebring Software, LLC dated as of October 1, 2010

10.4(5)	Secured Promissory Note issued by Sebring Software, LLC to Lester Petracca dated as of October 1, 2010

10.5(5)	Security Agreement by and between Lester Petracca and Sebring dated as of October 1, 2010

10.6(5)	License Agreement by and between Sebring Software, LLC and Engineering Consulting and Solutions, GMBH dated as of October 22, 2010

10.7(5)	Form of Convertible Promissory Note

10.8(5)	Redemption and Security Agreement by and between Die CON AG and Sebring Software, LLC dated as of October 22, 2010

10.9(5)	Redemption Note issued by Sebring Software, LLC to Die CON AG dated as of October 22, 2010

10.10(5)	Employment Agreement by and between Leif Andersen and Sebring Software, LLC dated as of June 3, 2008

10.11(5)	Resignation letter to Sumotext Incorporated from Tim Miller

10.12(6)	Employment Agreement by and between John J. Sauickie and Sebring Software, LLC dated as of June 3, 2008

10.13(6)	Employment Agreement by and between L. Michael Andersen and Sebring Software, LLC dated as of June 3, 2008

10.14(6)	Letter Agreement by and between Sebring Software, LLC and New World Merchant Partners dated as of August 2, 2010

10.15(6)	Letter Agreement by and between Sebring Software, LLC and Abraxis Financial dated as of August 1, 2010

10.16(6)	Investment Advisory Agreement by and between Sebring Software, LLC and Galileo Asset Management, SA dated as of April 5, 2007

10.19(6)	Description of oral agreement between Sebring Software, LLC and Howard and Company regarding real property lease of Company’s headquarters

10.20 *	Investment Advisory Agreement by and between Sebring Software, LLC and Wellington Shields for private placement dated January 27, 2012

10.21 *	Agreement with respect to a public offering by and between Sebring Software, LLC and Wellington Shields dated January 27, 2012

16.1(2)	Letter from M & K CPAS, PLLC

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

(6) Filed as Exhibits to the Company’s Report on Form 8-K/A, filed with the Commission on October 29, 2010 and incorporated herein by reference.

(7) Filed as Exhibit to the Company’s Report on Form 10-K, filed with the Commission on December 14, 2010.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEBRING SOFTWARE, INC.

Date: March 30, 2012	By:	/s/ Leif Andersen
Leif Andersen
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2012

By:	/s/ Leif Andersen Leif Andersen Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

