Form 10-Q
period 2012-03-31
Sebring Software, Inc.
filed 2012-05-21
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 20, 2012, the registrant had 40,339,203 shares of common stock, $0.0001 par value per share, outstanding which includes 3,620,287 shares to be issued under various agreements which have not been physically issued to date.

Table of Contents

		Page #

Part 1	Financial Information:
Item 1	Financial statements:
	Sebring Software, Inc. and Subsidiary Consolidated Financial Statements Three Months Ended March 31, 2012 and 2011 and for the Period from September 18, 2006 (inception) to March 31, 2012.	1

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II	OTHER INFORMATION:
ITEM 1	LEGAL PROCEEDINGS	16

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4	MINING SAFETY DISCLOSURES	16

ITEM 5	OTHER INFORMATION	17

ITEM 6	EXHIBITS	17

	Signatures	17

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

and for the Period from September 18, 2006

(Inception) to March 31, 2012

1

Sebring Software, Inc. and Subsidiary

(a development stage company)

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$28,088	$12,222
Prepaid expenses	20,000	20,000
Total current assets	48,088	32,222

Furniture, equipment and vehicles, net	51,952	59,193
Deposits	101,000	101,000
Total assets	$201,040	$192,415

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$337,260	$321,660
Accrued payroll related liabilities	500,956	460,627
Accrued interest payable	1,121,014	988,623
Current portion of notes payable, net of debt discount	3,744,724	3,622,538
Loans payable	79,080	89,080
Notes payable, related parties	275,638	275,638
Total current liabilities	6,058,672	5,758,166

Notes payable, net of current portion	26,301	33,435
Total liabilities	6,084,973	5,791,601

Commitments and contingencies (Note 4)

Common stock issued or to be issued- $0.0001 par value, 1,100,000,000 shares authorized, 39,039,203 and 37,662,577 shares issued or to be issued and outstanding, at March 31, 2012 and December 31, 2011, respectively.	3,904	3,766
Additional paid-in-capital	1,510,347	1,233,222
Deficit accumulated during the development stage	(7,398,184)	(6,836,174)
Total stockholders' deficit	(5,883,933)	(5,599,186)

Total liabilities and stockholders' deficit	$201,040	$192,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations - Unaudited

	Three Months Ended		September 18, 2006
	March 31,		(inception) to
	2012	2011	March 31, 2012
Operating expenses:
Employee compensation and benefits	$92,021	$102,507	$1,881,092
Impairment expense	-		452,287
General & administrative expenses	140,697	105,961	2,091,269
Total operating expenses	232,718	208,468	4,424,648
Loss from operations	(232,718)	(208,468)	(4,424,648)

Other income (expense):
Gain on debt settlement	-	-	58,111
Loan penalty	(173,248)	(419,766)	(1,062,307)
Gain (loss) on foreign currency transactions	(4,880)	(9,081)	21,099
Interest expense	(151,164)	(134,256)	(1,990,439)
Total other income (expense), net	(329,292)	(563,103)	(2,973,536)

Net loss	$(562,010)	$(771,571)	$(7,398,184)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.23)

Weighted average shares outstanding - basic and diluted	38,351,961	35,217,605	31,649,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Changes in Stockholders’ Deficit - Unaudited

Three Months Ended March 31, 2012

				Deficit
				Accumulated
	Common Stock issued		Additional	During	Total
	or to be issued		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance - December 31, 2011	37,662,577	$3,766	$1,233,222	$(6,836,174)	$(5,599,186)

Shares to be issued for loan penalty	376,626	38	173,210	-	173,248

Issuance of warrants on notes payable	-	-	2,894	-	2,894

Relative fair value of warrants issued with convertible notes	-	-	51,121	-	51,121

Sale of common stock	1,000,000	100	49,900	-	50,000

Net loss for three months ended March 31, 2012	-	-	-	(562,010)	(562,010)

Balance -March 31, 2012	39,039,203	$3,904	$1,510,347	$(7,398,184)	$(5,883,933)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows - Unaudited

	Three Months Ended		September 18, 2006
	March 31,		(inception) to
	2012	2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(562,010)	$(771,571)	$(7,398,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,241	5,677	36,026
Common stock issued for services	-	-	75,000
Common stock to be issued for loan penalty	173,248	419,766	1,062,307
Gain on debt settlements	-	-	(58,111)
Impairment expense	-	-	452,287
Amortization of debt issuance costs	-	-	140,000
Amortization of debt discount	15,742	23,672	136,795
Issuance of warrants in conjunction with notes	2,894	-	264,917
Changes in assets and liabilities:
Prepaid expenses	-	7,500	(20,000)
Deposits	-	-	(1,000)
Accounts payable and accrued liabilities	15,600	34,249	534,834
Accrued payroll related liabilities	40,329	46,180	500,956
Accrued interest payable	132,391	110,518	1,433,716
Net cash used in operating activities	(174,565)	(124,009)	(2,840,457)

Cash flows from investing activities:
Investment pursuant to recapitalization	-	-	(286,147)
Software development costs	-	-	(452,287)
Stock purchase agreement	-	-	(100,000)
Purchase of furniture and equipment	-	-	(2,726)
Net cash used in investing activities	-	-	(841,160)

Cash flows from financing activities:
Payment of debt issuance costs	-	-	(140,000)
Proceeds from issuance of stock	50,000	-	426,000
Proceeds from issuance of notes payable	162,500	200,000	3,625,138
Repayment of notes payable	(22,069)	(2,336)	(101,434)
Repayment of notes issued for redemption of equity interest		-	(100,000)
Proceeds provided by financing activities	190,431	197,664	3,709,704
Net increase (decrease) in cash	15,866	73,655	28,088
Cash, beginning of period	12,222	6,359	-
Cash, end of period	$28,088	$80,014	$28,088
Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Accounts payable settled with note payable	$-	$-	$178,531
Note payable principal and interest refinanced	$-	$-	$1,062,165
Stock based lender fees recorded as debt discount from settlement	$-	$-	$21,053
Lender fee recorded as discount pursuant to settlement	$-	$-	$108,553
Note issued for redemption of equity	$-	$-	$100,000
Deemed issuance of common stock pursuant to recapitalization	$-	$-	$1,620
Purchase vehicles with notes payable	$-	$85,252	$85,252
Relative fair value of warrants issued with convertible notes	$51,121	$-	$51,121

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three Months ended March 31, 2012 and 2011 and from September 18, 2006 (Inception) to March 31, 2012

1. BASIS OF PRESENTATION, NATURE OF BUSINESS, ORGANIZATION, REVERSE RECAPITALIZATION AND GOING CONCERN

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the audited consolidated financial statements and footnotes of the company for the years ending December 31, 2011 and 2010.

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

The Company has been in the development stage through March 31, 2012. Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational opportunities.  Since its formation, the LLC has not realized any revenues from its planned operations.

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

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three Months ended March 31, 2012 and 2011 and from September 18, 2006 (Inception) to March 31, 2012

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

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $562,010 and net cash used in operations of $174,565 for the three months ended March 31, 2012 and a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $6,010,585, $5,883,933 and $7,398.184, respectively, at March 31, 2012. In addition, the Company has not generated any revenues through March 31, 2012. Furthermore, because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $3,543,356 of debt plus $1,097,481 of accrued interest as of March 31, 2012. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $320,486 of accrued interest.

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

Recent Accounting Pronouncements – Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

2. Furniture, equipmentand Vehicle, net

The Company did not make any capital purchases during the three months ended March 31, 2012. The Company depreciates its fixed assets on a straight line basis over a three year life.

3. NOTES AND CONVERTIBLE Notes Payable

In January 2012, the Company provided an opportunity for potential investors to purchase up to a total of 200 units, each consisting of one $25,000 convertible note and warrants to purchase $25,000 shares of Common Stock. The notes are unsecured and carry an interest rate of 15%, accrued quarterly. The interest and principal will be paid upon the maturity date of the note, which is December 31, 2012. Notes are convertible into common stock at a 25% discount to any public offering that occurs before the maturity date with the common shares being registered in the S-1 registration for and sold at the time of the public offering; if no public offering occurs before the maturity date, the Notes shall be convertible into the common stock of the Company at a 25% discount to the volume weighted average price during December 2012. Warrants will have a term of five years, exercisable during the four years commencing twelve months after the closing date. The exercise price of the Warrants is 120% of any public offering completed by the Company prior to the Maturity Date of the convertible promissory notes (December 31, 2012; or 120% of the volume weighted average price (of the Company's common stock) during December 2012.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three Months ended March 31, 2012 and 2011 and from September 18, 2006 (Inception) to March 31, 2012

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

The Company determined that based on the conversion terms of the notes, the notes qualify as stock settled debt in accordance with ASC 480 “Distinguishing Liabilities from Equity”. Accordingly, a premium of $37,500 will be accreted to the total $112,500 notes balance from the note dates to the first computable date they become convertible, which is December 31, 2012. In addition, the relative fair value of the warrants, which totals $51,121 will be recorded as additional paid in capital and debt discount to be amortized over the debt term, to December 31, 2012. In the three months ended March 31, 2012, a total of $7,189 was amortized for these warrants leaving a balance of debt discount of $43,932 which is netted against current portion of notes payable on the accompanying consolidated balance sheet.

In February, 2012 the Company received $50,000 from one investor for a promissory note. The note, which has an interest rate of 12%, plus accrued interest, is due and payable upon completion of the financial transaction contemplated by Wellington Shields in June, 2012 or no later than February, 2013. The proceeds of the note were used to pay Wellington Shields the contractual retainer as discussed in Note 4.

Past Due Notes - Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $3,543,356 of debt plus $1,097,481 of accrued interest as of March 31, 2012. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $320,486 of accrued interest.

4. Commitments and contingencies

Legal Matters - Management has been notified of a legal claim against the Company whereby an investor relations consultant claims he is owed stock compensation under a March 9, 2010 consulting agreement. The agreement describes common stock payments of 400,000 shares to be issued on October 25, 2010 and 100,000 shares each month for the following 11 months for a total of 1,500,000 shares. Management asserts that no services were performed and no share or other compensation is due to the consultant except for $25,000 the consultant loaned to the Company which is recorded as a loan payable in the accompanying consolidated balance sheets. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No liability has been accrued for this claim as of March 31, 2012.

Advisor Agreement - On January 27, 2012 the Company entered into two agreements with Wellington Shields. Under the first agreement, Wellington Shields has been engaged for a term of 12 months to act as exclusive underwriter/broker with respect to a potential public offering of the Company’s common stock of $50 million. Wellington Shields will be compensated as follows: (a) an underwriting fee of 6% of the amount raised in the public offering; (b) a non-refundable retainer of $50,000 was paid on February 3, 2012 by an investor who loaned the funds to the Company; (c) the sale to Wellington Shields of warrants (“Underwrite Warrants”) equal to 3% of the total number of shares sold pursuant to the public offering. Underwriter warrants will be exercisable between the first and fifth anniversary dates of the Effective Date and shall be exercisable at a price per unit equal to 120% of the public offering price of the common shares; (d) the Company will bear all fees and expenses in connection with the proposed offering; (e) a success-based non-accountable expense allowance equal to 1% of the gross proceeds of the offering plus all incurred expenses In addition, the Company agrees to pay for the legal fees incurred by Wellington Shields, capped at $100,000. The success fee will continue for 18 months after cancellation or expiration of the agreement. Wellington Shields also receives preferential right to provide financing arrangements to the Company for any transaction closed by the Company during the term and, for a period of one year following the cancellation or expiration of the agreement, Wellington Shields shall have preferential right to participate as co-manager with no less than 25% economic interest (fees) in providing any financing arrangements for the Company. If any over-allotments occur during the distribution and sale of the shares, Wellington Shields is granted an option to purchase an amount of shares, not to exceed 15%, of the total number of shares initially offered to the public, for the period of 60 days from the Effective Date.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three Months ended March 31, 2012 and 2011 and from September 18, 2006 (Inception) to March 31, 2012

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

Lender Contingency - Under an October 1, 2010 secured promissory note, a lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days (maximum of 4 issuances) that any amount is outstanding. The final set of shares to be issued under this agreement was recorded as of January 24, 2012 as described in Note 5.

Management agreement – The Company has three-year management agreements with two key members of management that are in effect until June 2013. The agreements commit the Company to pay a combined total of $339,000 per year in base salary and stock compensation as determined by the Board of Directors.

Penalty Contingency - Under the terms of the convertible notes, since the Company has failed to register the warrant shares by June 1, 2011, the holders of the notes will be entitled to liquidated damages in the form of an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the subscriber’s warrants multiplied by the number of full calendar months that the effective registration is delayed. The liquidated damages under this agreement are capped at 10% of the number of warrant shares that may be purchased. The Company has not filed a registration statement as of the date of this report and therefore would be required to issue warrants equal to the full 10%. See Notes 3 and 4.

5. equity transactions

On January 17, 2012 the Company raised $25,000 by agreeing to issue one investor 500,000 shares of the Company’s common stock at a price of $.05 per share. The Company also raised an additional $25,000 on March 30, 2012 from the same investor by agreeing to issue an additional 500,000 shares of the Company’s common stock at the same price of $.05 per share.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three Months ended March 31, 2012 and 2011 and from September 18, 2006 (Inception) to March 31, 2012

At January 24, 2012 (the Penalty date) a 1% common stock interest or 376,626 common shares became due to a lender as the fourth and final installment pursuant to a settlement agreement and promissory note. Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $.46 per share on the Penalty date which is considered the measurement date for a total of $173,248.

As a result of the terms specified under the convertible notes issued in February 2012, the Company recorded $51,121 as additional paid in capital for the relative fair value of the warrants issued in conjunction with the notes. See Note 3.

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 7,058 warrants to the noteholders during the three months ended March 31, 2012. These five year warrants, with an exercise price of $1.89, were valued at $.41 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge of $2,894 being recorded in the three months ended March 31, 2012. See Notes 3 and 4.

6. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the three months ending March 31 2012 during which the Company reported a loss, 338,733 warrants and 1,234,423 shares issuable under conversion features of convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive

7. WARRANTS FOR COMMON STOCK

The Company estimates the fair value of issued warrants by utilizing the Black-Scholes pricing model, which is dependent upon several variables. The fair value for warrants issued during the three months ended March 31, 2012 was estimated at the date of issuance according to the following assumptions. The risk-free rate of 1.04% was the five year nominal fed rate at the date of issuance. The volatility factor was determined based on an independent study and the assumed market volatility was calculated to be 174%. The assumed dividend yield was 0% and the expected life of the warrant was assumed to be five years, which is the stated life of the warrant.

The Black-Scholes pricing model was developed for use in estimating the fair value of options and warrants and is dependent on the input of subjective assumptions. While the Company believes these estimates to be reasonable, the warrant expense recorded would increase if a higher volatility was used, or if the expected dividend yield increased.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three Months ended March 31, 2012 and 2011 and from September 18, 2006 (Inception) to March 31, 2012

A Summary of the Company’s warrant activity for the three months ended March 31, 2012 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life

Balance at beginning of year	331,675	$1.89
Issued or Issuable	7,058	$1.89
Cancelled or Expired	0	$0.00
Exercised	0	$0.00

Outstanding at end of period	338,733	$1.89	4.17
Exercisable at end of period	338,733	$1.89	4.17

At March 31, 2012 the warrant exercise price of $1.89 exceeded the market value of the Company’s stock price, therefore the intrinsic value of the outstanding warrants was $0.

8. PURCHASE AGREEMENT

In July 2011 the Company entered into a Stock Purchase Agreement whereby the Company agreed to purchase 49% of Scalix, Inc, a Delaware corporation, from Xandros, Inc. a Delaware corporation, for a Purchase Price of $5,750,000. Under the terms of the agreement, upon execution of the agreement, the Company will pay $150,000 in cash. In addition, the Company will pay an additional $200,000 in cash upon closing of the transaction with Socius (as discussed under Note 4 above) plus $150,000 upon closing of a secondary funding transaction of $1,750,000 with a third investor. This total of $500,000 is defined as an “Execution Deposit Amount”. If the Company receives $10 million (“Target Raise”) in aggregate gross investment, within five days of receiving such investment, the Company will pay the purchase price less any amounts previously paid. If the Company receives an investment of an amount less than the “Target Raise”, which shall be defined as the “Tranche Raise”, then the Company will pay an amount equal to 20% of the Tranche Raise if the raise is less than $3,750,000 or an amount equal to 40% of the Tranche Raise if the cumulative amount is equal to or greater than $3,750,000. If by October 15, 2011,(the “Minimum Payment Date”) the Company has not paid Xandros the full purchase price, the Company shall have the option of paying Xandros $500,000 (not inclusive of amounts previously paid hereunder) (the “Minimum Amount Payable”) in exchange for a two-month extension to pay the Purchase Price in full. The Minimum Amount Payable shall be applied against the purchase price. In the event the Company a) does not pay Xandros the Purchase Price or the Minimum Amount Payable on or before the Minimum Payment Date or b) in the event the Company has paid the Minimum Amount Payable on or before the Minimum Payment Date and has not paid the full Purchase Price by January 1, 2012, then Xandros shall have the option to terminate the agreement. If the agreement is terminated the Company shall own a number of shares of Scalix which is calculated pro rata based on the amounts the Company paid to Xandros against the $5,750,000 to be paid for the full 49 shares in Scalix. Xandrox has not exercised its option to terminate. The Company is presently negotiating to extend the dates. The Company paid $100,000 of the “Execution Deposit Amount” on July 5, 2011. As of the date of this report the Purchase Agreement has not been consummated. The Company has made no other payments on this Agreement and continues to work with Xandros to restructure this agreement.

9. Subsequent events

On April 30, 2012 the Company raised $50,000 from two investors by agreeing to issue each investor 500,000 shares of the Company’s common stock at a price of $.05 per share.

In April 2012 the Company agreed to issue 300,000 shares of common stock at fair market value of $.40 per share to an individual for providing advisory services for investor relations related matters.

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

Results of Operations

Results of Operations for the three months ending March 31, 2012 compared to the three months ending March 31, 2011

Employee compensation and benefits decreased $10,486 from $102,507 in the three months ended March 31, 2011 to $92,021 for the three months ended March 31, 2012. This decrease is mainly due to a reduction in the cost of medical insurance.

General and administrative expenses increased by $34,736, from $105,961 in the three months ended March 31, 2011 to $140,697 in the three months ended March 31, 2012. This increase was mainly due to a $58,000 cost incurred for fees paid for investor related services. This increase was partially offset by reductions of expenses in the three months ended March 31, 2012 of approximately $10,000 for accounting fees, approximately $6,000 in amounts paid for rent, a reduction of approximately $6,000 in travel costs and a reduction of approximately $2,000 for amounts paid for meals versus amounts paid for these items in the three months ended March 31, 2011..

In the three months ended March 31, 2011 the Company recorded a $419,766 loan penalty because of a provision in a loan document that stated the Company would issue the holder of the note 1% of the Company’s outstanding common stock if the loan was not paid back as of January 29, 2011 (and again every 120 days thereafter up to a total of 480 days). Since the loan was not repaid, a charge for the shares to be issued was recorded which represents three 120 day periods. The loan was still not repaid as of the three months ended March 31, 2012, which required the Company to record a loan penalty of $173,248. This represents the last loan penalty required to be issued according to the provisions of the loan document.

Interest expense increased from $134,256 for the three months ended March 31, 2011 to $151,164 for the three months ended March 31, 2012. This increase was due to the interest required to be paid on the additional debt incurred during 2011 and 2012 to support the operations of the Company.

Inflation and seasonality

Sebring does not believe that inflation or seasonality will significantly affect it results of operations.

Liquidity and capital resources

Sebring’s cash and liquidity resources have been provided by investors through convertible and non-convertible notes, loans payable and sale of the Company’s common stock. Investors have loaned us $3,625,138 from September 18, 2006 (inception) through March 31, 2012. Included in this total was $162,500 which we received in the three months ended March 31, 2012. We have also received $50,000 from the sale of our stock in the three months ended March 31, 2012, These cash investments have generally been used for software development and for general and administrative expenses including management compensation. However, we don’t believe our current funds will be sufficient to sustain operations and for implementation of our business plan.

The Company anticipates completing a funding in the near future that will be sufficient to fund the execution of its business plan. However, the Company cannot guarantee that this funding will be completed and that it will receive the necessary funding to sustain operations.

Debt and contractual obligations

Sebring has commitments to pay investors $5,246,757 of principal and accrued interest in various convertible notes, non-convertible notes and loans payable through March 31, 2012. It is also owes $337,260 in accounts payable and accrued liabilities and $500,956 of payroll related liabilities as of March 31, 2012. Because the Company was unable to make the required principal and interest payments required by numerous notes payable, the Company was in potential default (subject to lender notifying the Company of default) on $3,543,356 of debt plus $1,097,481of accrued interest as of March 31, 2012. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $320,486 of accrued interest.

Additionally, for each 120 days that the one of the notes, which is in default, is issued and outstanding, the Company agreed to pay the holder 1% of the issued and outstanding common stock of the Company (approximately 1,451,335 shares based on the number of shares outstanding on the date the penalty became effective). This note is secured by a security interest in substantially all of Sebring’s assets. Pursuant to the Security Agreement, we agreed to pay the holder 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Note.

The Company has three-year management agreements with two key members of management that are in effect until June 2013. The agreements commit the Company to pay a combined total of $339,000 per year in base salary and stock compensation as determined by the Board of Directors.

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

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012 the company agreed to issue 1,000,000 shares of its common stock to one investor for $50,000. The funds were used primarily for general and administrative expenses including management compensation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Sebring has commitments to pay investors $5,246,757 of principal and accrued interest in various convertible notes, non-convertible notes and loans payable through March 31, 2012. It is also owes $337,260 in accounts payable and accrued liabilities and $500,956 of payroll related liabilities as of March 31, 2012. Because the Company was unable to make the required principal and interest payments required by numerous notes payable, the Company was in potential default (subject to lender notifying the Company of default) on $3,543,356 of debt plus $1,097,481of accrued interest as of March 31, 2012. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $320,486 of accrued interest.

Additionally, for each 120 days that the one of the notes, which is in default, is issued and outstanding, the Company agreed to pay the holder 1% of the issued and outstanding common stock of the Company (approximately 1,451,335 shares based on the number of shares outstanding on the date the penalty became effective). This note is secured by a security interest in substantially all of Sebring’s assets. Pursuant to the Security Agreement, we agreed to pay the holder 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Note.

ITEM 4.	MINING SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

None

SIGNATURES (*)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sebring Software, Inc.

Date	May 21, 2012	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer and
Principal Financial Officer

