Form 10-Q
period 2012-06-30
Sebring Software, Inc.
filed 2012-08-20
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☒ Yes      ☐ No

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

As of August 20, 2012, the registrant had 42,809,203 shares of common stock, $0.0001 par value per share, outstanding which includes 4,790,287 shares to be issued under various agreements which have not been physically issued to date.

Table of Contents

Page #

Part 1	Financial Information:
Item 1	Financial statements:
	Sebring Software, Inc. and Subsidiary Consolidated Financial Statements Three and Six Months Ended June 30, 2012 and 2011 and for the Period from September 18, 2006 (inception) to June 30, 2012	1

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION:
ITEM 1	LEGAL PROCEEDINGS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

ITEM 4	MINE SAFETY DISCLOSURES

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

Signatures

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Financial Statements

Three and Six Months Ended June 30, 2012 and 2011

and for the Period from September 18, 2006

(Inception) to June 30, 2012

Sebring Software, Inc. and Subsidiary

(a development stage company)

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$19,028	$12,222
Prepaid expenses	25,000	20,000
Total current assets	44,028	32,222

Furniture, equipment and vehicles, net	44,713	59,193
Deposits	1,000	101,000
Total assets	$89,741	$192,415

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$331,657	$321,660
Accrued payroll related liabilities	569,769	460,627
Accrued interest payable	1,254,974	988,623
Current portion of notes payable, net of debt discount
and put premium	3,753,694	3,622,538
Loans payable	79,080	89,080
Notes payable, related parties	275,638	275,638
Total current liabilities	6,264,812	5,758,166

Notes payable, net of current portion	19,216	33,435
Total liabilities	6,284,028	5,791,601

Commitments and contingencies (Note 4)

Common stock issued or to be issued- $0.0001 par value, 1,100,000,000 shares authorized, 42,209,203 and 37,662,577 shares issued or to be issued and outstanding, at June 30, 2012 and December 31, 2011, respectively.	4,221	3,766
Additional paid-in-capital	1,671,147	1,233,222
Deficit accumulated during the development stage	(7,869,655)	(6,836,174)
Total stockholders' deficit	(6,194,287)	(5,599,186)
Total liabilities and stockholders' deficit	$89,741	$192,415

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations – Unaudited

	Three Months Ended		Six Months Ended		September 18, 2006
	June 30,		June 30,		(inception) to
	2012	2011	2012	2011	June 30, 2012
Operating expenses:
Employee compensation and benefits	$96,526	$101,226	$188,547	$203,733	$2,069,639
Impairment expense	-	-	-	-	452,287
General & administrative expenses	213,230	101,952	353,927	207,913	2,445,196
Total operating expenses	309,756	203,178	542,474	411,646	4,967,122
Loss from operations	(309,756)	(203,178)	(542,474)	(411,646)	(4,967,122)

Other income (expense):
Gain on debt settlement	-	-	-	-	58,111
Loan penalty	-	(304,058)	(173,248)	(723,824)	(1,235,555)
Gain (loss) on foreign currency transactions	9,470	(3,598)	4,590	(12,679)	25,689
Interest expense	(171,185)	(308,289)	(322,349)	(442,545)	(2,312,788)
Total other income (expense), net	(161,715)	(615,945)	(491,007)	(1,179,048)	(3,464,543)

Net loss	$(471,471)	$(819,123)	$(1,033,481)	$(1,590,694)	$(8,431,665)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)	$(0.26)

Weighted average shares outstanding - basic and diluted	40,271,071	35,664,469	39,311,516	35,442,271	32,021,157

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statement of Changes in Stockholders’ Deficit - Unaudited

Six Months Ended June 30, 2012

				Deficit
				Accumulated
	Common Stock issued		Additional	During	Total
	or to be issued		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance - December 31, 2011	37,662,577	$3,766	$1,233,222	$(6,836,174)	$(5,599,186)

Shares to be issued for loan penalty	376,626	38	173,210	-	173,248

Sale of common stock	3,870,000	387	193,113	-	193,500

Issuance of penalty warrants on note payable	-	-	11,191	-	11,191

Relative fair value of warrants issued with convertible notes	-	-	45,441	-	45,441

Issuance of common stock for services	300,000	30	14,970		15,000

Net loss for six months ended June 30, 2012	-	-	-	(1,033,481)	(1,033,481)

Balance -June 30, 2012	42,209,203	$4,221	$1,671,147	$(7,869,655)	$(6,194,287)

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows - Unaudited

	Six Months Ended		September 18, 2006
	June 30,		(inception) to
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(1,033,481)	$(1,590,694)	$(7,869,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,481	13,009	43,266
Common stock issued for services	15,000	-	90,000
Common shares to be issued for loan penalty	173,248	723,823	1,062,307
Gain on debt settlements	-	-	(58,111)
Impairment expense	-	-	452,287
Amortization of debt issuance costs	-	-	140,000
Amortization of put premium	16,667	-	16,667
Amortization of debt discount	27,864	47,871	148,917
Issuance of penalty warrants in conjunction with notes	11,191	106,787	273,214
Changes in assets and liabilities:
Prepaid expenses	(5,000)	(27,678)	(25,000)
Deposits	100,000	-	99,000
Accounts payable and accrued liabilities	428	15,575	519,661
Accrued payroll related liabilities	109,141	88,555	569,769
Accrued interest payable	266,351	232,882	1,567,676
Net cash used in operating activities	(304,110)	(389,870)	(2,970,002)

Cash flows from investing activities:
Investment pursuant to recapitalization	-	-	(286,147)
Software development costs	-	-	(452,287)
Stock purchase deposit	-	-	(100,000)
Purchase of furniture and equipment	-	-	(2,726)
Net cash used in investing activities	-	-	(841,160)

Cash flows from financing activities:
Payment of debt issuance costs	-	-	(140,000)
Proceeds from issuance of stock	193,500	325,000	569,500
Proceeds from issuance of notes payable	150,000	280,000	3,612,638
Repayment of notes payable	(32,584)	(9,356)	(111,948)
Repayment of notes issued for redemption of equity interest	-	-	(100,000)
Net cash provided by financing activities	310,916	595,644	3,830,190
Net increase in cash	6,806	205,774	19,028
Cash, beginning of period	12,222	6,359	-
Cash, end of period	$19,028	$212,133	$19,028
Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Accounts payable settled with note payable	$-	$-	$178,531
Note payable principal and interest refinanced	$-	$-	$1,062,165
Stock based lender fees recorded as debt discount from settlement	$-	$-	$21,053
Lender fee recorded as discount pursuant to settlement	$-	$-	$108,553
Note issued for redemption of equity	$-	$-	$100,000
Deemed issuance of common stock pursuant to recapitalization	$-	$-	$1,620
Purchase vehicles with notes payable	$-	$85,252	$85,252
Relative fair value of warrants issued with convertible notes	$45,441	$-	$45,441

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three and Six Months ended June 30, 2012 and 2011 and from September 18, 2006 (Inception) to June 30, 2012

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

The Company has been in the development stage through June 30, 2012. Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational opportunities.  Since its formation, the LLC has not realized any revenues from its planned operations.

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

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three and Six Months ended June 30, 2012 and 2011 and from September 18, 2006 (Inception) to June 30, 2012

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

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $1,033,481 and net cash used in operations of $304,110 for the six months ended June 30, 2012 and a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $6,220,784, $6,194,287 and $7,869,655, respectively, at June 30, 2012. In addition, the Company has not generated any revenues through June 30, 2012. Furthermore, because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $3,613,356 of debt plus $1,195,298 of accrued interest as of June 30, 2012. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $378,861 of accrued interest.

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

2. Furniture, equipmentand VehicleS, net

The Company did not make any capital purchases during the six months ended June 30, 2012. The Company depreciates its fixed assets on a straight line basis over a three year life.

3. NOTES AND CONVERTIBLE Notes Payable

The Company has financed its operation mainly through the issuance of notes and convertible notes payable. The notes and convertible notes payable are as follows at June 30, 2012:

Convertible notes payable	$2,906,356
Non-convertible notes payable	1,104,000
Vehicle loans	47,654
Total notes payable	4,058,010
Debt discount, net of interest amortization	(26,129)
Put premium	16,667
Total notes payable, net of debt discount and put premium	4,048,548
Notes payable, related parties - current	(275,638)
Total notes payable, unrelated parties, net of debt discount and put premium	3,722,910
Less: Current portion of notes payable, net of debt discount and put premium	(3,753,694)
Notes payable, net of current portion	$19,216

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

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three and Six Months ended June 30, 2012 and 2011 and from September 18, 2006 (Inception) to June 30, 2012

In February, 2012 the Company received $100,000 from one investor for convertible notes sold according to the specifics of the Term Sheet. The Company paid Wellington Shields a fee of $3,000 for this transaction in satisfaction of the requirements of the Wellington Shields agreement for investors of short term loans not introduced by Wellington Shields. The Company determined that based on the conversion terms of the notes, the notes qualify as stock settled debt in accordance with ASC 480 “Distinguishing Liabilities from Equity”. Accordingly, a premium of $33,333 will be accreted to the total $100,000 notes balance from the note dates to the first computable date they become convertible, which is December 31, 2012. In the six months ended June 30, 2012 a total of $16,667 was amortized and recorded as a Put Premium which is netted against current portion of notes payable on the accompanying consolidated balance sheet. In addition, the relative fair value of the warrants, which totals $45,441 will be recorded as additional paid in capital and debt discount to be amortized over the debt term, to December 31, 2012. In the six months ended June 30, 2012, a total of $19,312 was amortized for these warrants leaving a balance of debt discount of $26,129 which is netted against current portion of notes payable on the accompanying consolidated balance sheet.

In February, 2012 the Company received $50,000 from one investor for a promissory note. The note, which has an interest rate of 12%, plus accrued interest, is due and payable upon completion of the financial transaction contemplated by Wellington Shields in June, 2012 or no later than February, 2013. The proceeds of the note were used to pay Wellington Shields the contractual retainer as discussed in Note 5.

Past Due Notes - Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $3,613,356 of debt plus $1,195,298 of accrued interest as of June 30, 2012. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $378,861 of accrued interest.

4. LOANS PAYABLE

As of June 30, 2012, the Company owed a balance of $79,080 to various investors on unsecured, non-interest bearing advances the Company received in 2010 which were recorded as loans payable. The Company made $10,000 of payments on these loans during the six months ended June 30, 2012.

5. Commitments and contingencies

Legal Matters - Management has been notified of a legal claim against the Company whereby an investor relations consultant claims he is owed stock compensation under a March 9, 2010 consulting agreement. The agreement describes common stock payments of 400,000 shares to be issued on October 25, 2010 and 100,000 shares each month for the following 11 months for a total of 1,500,000 shares. Management asserts that no services were performed and no share or other compensation is due to the consultant except for $25,000 the consultant loaned to the Company which is recorded as a loan payable in the accompanying consolidated balance sheets. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No liability has been accrued for this claim as of June 30, 2012.

Advisor Agreement - On January 27, 2012 the Company entered into two agreements with Wellington Shields. Under the first agreement, Wellington Shields has been engaged for a term of 12 months to act as exclusive underwriter/broker with respect to a potential public offering of the Company’s common stock of $50 million. Wellington Shields will be compensated as follows: (a) an underwriting fee of 6% of the amount raised in the public offering; (b) a non-refundable retainer of $50,000 was paid on February 3, 2012 by an investor who loaned the funds to the Company and was recorded as a charge to investment expense; (c) the sale to Wellington Shields of warrants (“Underwrite Warrants”) equal to 3% of the total number of shares sold pursuant to the public offering. Underwriter warrants will be exercisable between the first and fifth anniversary dates of the Effective Date and shall be exercisable at a price per unit equal to 120% of the public offering price of the common shares; (d) the Company will bear all fees and expenses in connection with the proposed offering; (e) a success-based non-accountable expense allowance equal to 1% of the gross proceeds of the offering plus all incurred expenses In addition, the Company agrees to pay for the legal fees incurred by Wellington Shields, capped at $100,000. The success fee will continue for 18 months after cancellation or expiration of the agreement. Wellington Shields also receives preferential right to provide financing arrangements to the Company for any transaction closed by the Company during the term and, for a period of one year following the cancellation or expiration of the agreement, Wellington Shields shall have preferential right to participate as co-manager with no less than 25% economic interest (fees) in providing any financing arrangements for the Company. If any over-allotments occur during the distribution and sale of the shares, Wellington Shields is granted an option to purchase an amount of shares, not to exceed 15%, of the total number of shares initially offered to the public, for the period of 60 days from the Effective Date.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three and Six Months ended June 30, 2012 and 2011 and from September 18, 2006 (Inception) to June 30, 2012

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

Lender Contingency - Under an October 1, 2010 secured promissory note, a lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days (maximum of 4 issuances) that any amount is outstanding. The final set of shares to be issued under this agreement was recorded as of January 24, 2012 as described in Note 6.

Management agreement – The Company has three-year management agreements with two key members of management that are in effect until June 2013. The agreements commit the Company to pay a combined total of $339,000 per year in base salary and stock compensation as determined by the Board of Directors.

Penalty Contingency - Under the terms of the convertible notes, since the Company has failed to register the warrant shares by June 1, 2011, the holders of the notes will be entitled to liquidated damages in the form of an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the subscriber’s warrants multiplied by the number of full calendar months that the effective registration is delayed. The liquidated damages under this agreement are capped at 10% of the number of warrant shares that may be purchased. The Company has not filed a registration statement as of the date of this report and therefore would be required to issue warrants equal to the full 10%. See Notes 3 and 6.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three and Six Months ended June 30, 2012 and 2011 and from September 18, 2006 (Inception) to June 30, 2012

6. equity transactions

During the six months ended June 30, 2012 the Company raised $193,500 by agreeing to issue multiple investors a total of 3,870,000 shares of the Company’s common stock at a price of $.05 per share. Also on May 1, 2012 the Company issued a total of 300,000 shares to an individual for consulting services rendered over a three month period for investor relations related matters. The shares were valued at $.05, which was the fair market value based on contemporaneous sales to third parties at $.05 per share and resulted in a charge of $10,000 being recorded as consulting expense as of June 30, 2012 and $5,000 being recorded as prepaid expense which will be amortized through July 31, 2012.

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

As a result of the terms specified under the convertible notes issued in February 2012, the Company recorded $45,441 as additional paid in capital for the relative fair value of the warrants issued in conjunction with the notes. See Note 3.

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 14,165 warrants to the noteholders during the six months ended June 30, 2012. These five year warrants, with an exercise price of $1.89, were valued at $.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge of $11,191 being recorded in the six months ended June 30, 2012. See Notes 3 and 5.

7. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the six months ending June 30, 2012 during which the Company reported a loss, 633,196 warrants and 1,262,753 shares issuable under conversion features of convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive.

8. WARRANTS FOR COMMON STOCK

The Company estimates the fair value of issued warrants by utilizing the Black-Scholes pricing model, which is dependent upon several variables. The fair value for warrants issued during the six months ended June 30, 2012 was estimated at the date of issuance according to the following assumptions. The risk-free rate of 1.04% was the five year nominal fed rate at the date of issuance. The volatility factor was determined based on an independent consultant study and the assumed market volatility was calculated to be 174%. The assumed dividend yield was 0% and the expected life of the warrant was assumed to be five years, which is the stated life of the warrant.

The Black-Scholes pricing model was developed for use in estimating the fair value of options and warrants and is dependent on the input of subjective assumptions. While the Company believes these estimates to be reasonable, the warrant expense recorded would increase if a higher volatility was used, or if the expected dividend yield increased.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three and Six Months ended June 30, 2012 and 2011 and from September 18, 2006 (Inception) to June 30, 2012

A Summary of the Company’s warrant activity for the six months ended June 30, 2012 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life

Balance at beginning of year	331,675	$1.89
Issued or Issuable	301,521	$0.42
Cancelled or Expired	-	-
Exercised	-	-

Outstanding at end of period	633,196	$1.19	4.29
Exercisable at end of period	633,196	$1.19	4.29

At June 30, 2012 the warrant exercise prices exceeded the market value of the Company’s stock price, therefore the intrinsic value of the outstanding warrants was $0.

9. PURCHASE AGREEMENT

In July 2011 the Company entered into a Stock Purchase Agreement whereby the Company agreed to purchase 49% of Scalix, Inc, a Delaware corporation, from Xandros, Inc. a Delaware corporation, for a Purchase Price of $5,750,000. Under the terms of the agreement, upon execution of the agreement, the Company will pay $150,000 in cash. In addition, the Company will pay an additional $200,000 in cash upon closing of the transaction with an investor plus $150,000 upon closing of a secondary funding transaction of $1,750,000 with a third investor. This total of $500,000 is defined as an “Execution Deposit Amount”. If the Company receives $10 million (“Target Raise”) in aggregate gross investment, within five days of receiving such investment, the Company will pay the purchase price less any amounts previously paid. If the Company receives an investment of an amount less than the “Target Raise”, which shall be defined as the “Tranche Raise”, then the Company will pay an amount equal to 20% of the Tranche Raise if the raise is less than $3,750,000 or an amount equal to 40% of the Tranche Raise if the cumulative amount is equal to or greater than $3,750,000. If by October 15, 2011, (the “Minimum Payment Date”) the Company has not paid Xandros the full purchase price, the Company shall have the option of paying Xandros $500,000 (not inclusive of amounts previously paid hereunder) (the “Minimum Amount Payable”) in exchange for a two-month extension to pay the Purchase Price in full. The Minimum Amount Payable shall be applied against the purchase price. In the event the Company a) does not pay Xandros the Purchase Price or the Minimum Amount Payable on or before the Minimum Payment Date or b) in the event the Company has paid the Minimum Amount Payable on or before the Minimum Payment Date and has not paid the full Purchase Price by January 1, 2012, then Xandros shall have the option to terminate the agreement. If the agreement is terminated the Company shall own a number of shares of Scalix which is calculated pro rata based on the amounts the Company paid to Xandros against the $5,750,000 to be paid for the full 49 shares in Scalix. Xandrox has not exercised its option to terminate. The Company paid $100,000 of the “Execution Deposit Amount” on July 5, 2011. As of the date of this report the Purchase Agreement has not been consummated and negotiations with Xandros are not currently in progress. Accordingly, the Company has recorded a charge of $100,000 as a Reserve for Uncollectible Deposit due to the possibility that the deposit will not be recovered.

10. Subsequent events

In July 2012 the Company raised $30,000 from an investor by agreeing to issue 600,000 shares of the Company’s common stock at a price of $.05 per share.

In August 2012 the Company received a $20,000 refund of a retainer previously paid to an attorney in anticipation of work to be performed in conjunction with an advisor agreement to provide funding to the Company. The Company had previously determined funding under the agreement would not take place and therefore no legal services had or would be performed. The $20,000 had previously been recorded as a prepaid expense.

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

Forward-Looking Statements

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, we may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, our ability to maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel, our ability to implement our business plan. Our actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. We assume no obligation to update any such forward-looking statements.

Overview

We are in the development stage and therefore have not earned any revenue. Our designed purpose is to be a subscription based reseller of software to companies in the automotive, manufacturing, aerospace, healthcare and financial services industries. We have developed “Adaptors” which allow the licensed software to be used by companies in North and South America and it allows them to navigate multiple enterprise applications used in their numerous operating units in a single user interface so the users can gather and use their intercompany business information more quickly and effectively.

Results of Operations

Results of Operations for the three and six months ending June 30, 2012 compared to the three and six months ending June 30, 2011

Employee compensation and benefits decreased $4,700 from $101,226 in the three months ended June 30, 2011 to $96,526 for the three months ended June 30, 2012. For the six months ended June 30, 2012, employee compensation and benefits decreased $15,186 to $188,547 from $203,733 for the six months ended June 30, 2011. This decrease is mainly due to a reduction in the cost of medical insurance.

General and administrative expenses increased by $111,278, from $101,952 in the three months ended June 30, 2011 to $213,230 in the three months ended June 30, 2012. This increase was mainly due to a $15,000 cost incurred for consulting fees and a $100,000 reserve expense for a deposit deemed to potentially be uncollectible and was partially offset by a decrease of approximately $30,000 in accounting fees. For the six months ended June 30, 2012 general and administrative expenses increased $146,014 compared to the same period in 2011. This increase was mainly due to a $58,000 cost incurred for fees paid for investor related services and a $15,000 cost incurred for consulting fees plus a $100,000 reserve expense recorded for a deposit deemed to potentially be uncollectible. This increase was partially offset by reductions of expenses in the six months ended June 30, 2012 of approximately $30,000 for accounting fees, approximately $6,000 in amounts paid for rent, a reduction of approximately $6,000 in travel costs and a reduction of approximately $2,000 for amounts paid for meals versus amounts paid for these items in the six months ended June 30, 2011.

In the six months ended June 30, 2011 we recorded a $723,824 loan penalty because of a provision in a loan document that required us to issue the holder of the note 1% of the our outstanding common stock if the loan was not paid back as of January 29, 2011 (and again every 120 days thereafter up to a total of 480 days). Since the loan was not repaid, a charge for the shares to be issued was recorded which represents three 120 day periods. The loan was still not repaid as of the six months ended June 30, 2012, which required us to record a loan penalty of $173,248. This represents the last loan penalty required to be issued according to the provisions of the loan document.

Interest expense decreased from $308,289 for the three months ended June 30, 2011 to $171,185 for the three months ended June 30, 2012 and from $442,545 for the six months ended June 30, 2011 to $322,349 for the six months ended June 30, 2012. The decrease was due to our incurring less interest expense in 2012 than 2011 for warrants issued for interest earned on outstanding convertible notes.

Inflation and seasonality

We do not believe that inflation or seasonality will significantly affect our results of operations.

Liquidity and capital resources

Our cash and liquidity resources have been provided by investors through convertible and non-convertible notes, loans payable and sale of our common stock. Investors have loaned us $3,612,138 from September 18, 2006 (inception) through June 30, 2012. Included in this total was $150,000 which we received in the six months ended June 30, 2012. We have also received $193,500 from the sale of our stock in the six months ended June 30, 2012, These cash investments have generally been used for software development and for general and administrative expenses including management compensation. However, we don’t believe our current funds will be sufficient to sustain operations and for implementation of our business plan.

We anticipate completing a funding in the near future that will be sufficient to fund the execution of our business plan. However, we cannot guarantee that this funding will be completed or that we will receive the necessary funding to sustain operations.

Debt and contractual obligations

We have commitments to pay investors $5,392,064 of principal and accrued interest on various convertible notes, non-convertible notes and loans payable through June 30, 2012. We also owe $331,657 in accounts payable and accrued liabilities and $569,769 of payroll related liabilities as of June 30, 2012. Because we were unable to make the required principal and interest payments required by numerous notes payable, we are in potential default (subject to lender notifying the Company of default) on $3,613,356 of debt plus $1,195,298 of accrued interest as of June 30, 2012. As of the date of this report hawse have been notified of default on one note with $1,170,718 of principal and $378,861 of accrued interest.

Additionally, for each 120 days that the one of the notes, which is in default, is issued and outstanding, we agreed to pay the holder 1% of the issued and outstanding common stock of the Company (a total of 1,451,335 shares based on the number of shares outstanding on the date the penalty became effective which represents the maximum number of shares required to be issued as of January 24, 2012). This note is secured by a security interest in substantially all of our assets. Pursuant to the Security Agreement, we agreed to pay the holder 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Note.

We have three-year management agreements with two key members of management that are in effect until June 2013. The agreements commit us to pay a combined total of $339,000 per year in base salary and stock compensation as determined by the Board of Directors.

We have also committed to pay various stock compensation and finder fees to entities that are raising funds on the Company’s behalf. Those funds are payable in the event that they are successful in raising capital described above and as more fully described in the Sebring consolidated financial statements.

Critical Accounting Estimates and Policies

Software Development Costs.  We account for our software development costs in accordance with Accounting Standards Codification (“ASC”) ASC 350 “Computer Software Developed or Obtained for Internal Use”.

ASC 350 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage.  We amortize the capitalized cost of software developed or obtained for internal use over at the greater of i) the straight-line method over the expected life of three years and ii) the ratio of the current gross revenues for the software to the total of current and estimated future gross revenues for the software.

Impairment of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock Based Compensation –Certain employees may be granted stock options or restricted stock. The Company adopted the disclosure requirements of ASC 718 (formerly SFAS No. 123R) "Share-Based Payment" ("ASC 718") for stock options and similar equity instruments (collectively, "options") issued to employees. We apply the fair value base method of accounting as prescribed by ASC 718. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. For restricted stock, the fair value is determined based on the quoted market price. Restricted shares or restricted shares units are measured at their fair value as if they were vested and issued on the grant date value determined based on the close trading price of our shares known at the grant date. All restricted shares and restricted shares units to employees and non-employees granted in 2010 and 2011 were granted for no consideration or for a voluntary reduction in cash compensation; therefore their fair value was equal to the share price at the date of grant.

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

During the six months ended June 30, 2012 we issued or agreed to issue 3,870,000 shares of our common stock to multiple investors for $193,500. The funds were used primarily for general and administrative expenses including management compensation. In addition, we issued 300,000 shares of our common stock to an individual for providing consulting services on investor related matters.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We have commitments to pay investors $5,392,064 of principal and accrued interest on various convertible notes, non-convertible notes and loans payable through June 30, 2012. We also owe $331,657 in accounts payable and accrued liabilities and $536,779 of payroll related liabilities as of June 30, 2012. Because we were unable to make the required principal and interest payments required by numerous notes payable, we are in potential default (subject to lender notifying the Company of default) on $3,613,356 of debt plus $1,195,298 of accrued interest as of June 30, 2012. As of the date of this report hawse have been notified of default on one note with $1,170,718 of principal and $378,861 of accrued interest.

Additionally, for each 120 days that the one of the notes, which is in default, is issued and outstanding, we agreed to pay the holder 1% of the issued and outstanding common stock of the Company (a total of 1,451,335 shares based on the number of shares outstanding on the date the penalty became effective which represents the maximum number of shares to be issued as of January 24, 2012). This note is secured by a security interest in substantially all of our assets. Pursuant to the Security Agreement, we agreed to pay the holder 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Note.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

None

SIGNATURES (*)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sebring Software, Inc.

Date August 20, 2012	/s/ Leif Andersen
Leif Andersen, CEO, Principal Executive Officer and Principal Financial Officer

