Form 10-Q/A
period 2012-06-30
Sebring Software, Inc.
filed 2012-09-11
CIK 1452476

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

☒ Yes      No

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of August 20, 2012, the registrant had 42,809,203 shares of common stock, $0.0001 par value per share, outstanding which includes 4,790,287 shares to be issued under various agreements which have not been physically issued to date.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Sebring Software, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 to Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 *	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as exhibits to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2012, filed with the Commission on August 20, 2012.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEBRING SOFTWARE, INC.

Date: September 11, 2012	By: /s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer and
Principal Financial Officer