Form 10-Q
period 2012-09-30
Sebring Software, Inc.
filed 2012-11-19
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

COMMISSION FILE NUMBER: 333-156934

SEBRING SOFTWARE, INC.

(Name of registrant in its charter)

SUMOTEXT INCORPORATED

(Former name of registrant in its charter)

Nevada	26-0319491
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

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

As of November 19, 2012, the registrant had 45,419,205 shares of common stock, $0.0001 par value per share, outstanding which includes 4,790,287 shares to be issued under various agreements which have not been physically issued to date.

Table of Contents

		Page #

Part 1	Financial Information:
Item 1	Financial statements:
	Sebring Software, Inc. and Subsidiary Consolidated Financial Statements Three and Nine Months Ended September 30, 2012 and 2011 and for the Period from September 18, 2006 (inception) to September 30, 2012	1

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4.	CONTROLS AND PROCEDURES	17

PART II	OTHER INFORMATION:
ITEM 1	LEGAL PROCEEDINGS	17

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4	MINE SAFETY DISCLOSURES	18

ITEM 5	OTHER INFORMATION	18

ITEM 6	EXHIBITS	18

	Signatures	18

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Financial Statements

Three and Nine Months Ended September 30, 2012 and 2011

and for the Period from September 18, 2006

(Inception) to September 30, 2012

1

Sebring Software, Inc. and Subsidiary

(a development stage company)

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$10,123	$12,222
Prepaid expenses	-	20,000
Total current assets	10,123	32,222

Furniture, equipment and vehicles, net	37,472	59,193
Deposits	1,000	101,000
Total assets	$48,595	$192,415

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$333,327	$321,660
Accrued payroll related liabilities	615,547	460,627
Accrued interest payable	1,383,118	988,623
Current portion of notes payable, net of debt discount and put premium	3,725,223	3,622,538
Loans payable	79,080	89,080
Notes payable, related parties	275,638	275,638
Total current liabilities	6,411,933	5,758,166

Notes payable, net of current portion	11,982	33,435
Total liabilities	6,423,915	5,791,601

Commitments and contingencies (Note 5)

Common stock issued or to be issued- $0.0001 par value, 1,100,000,000 shares authorized, 45,119,205 and 37,662,577 shares issued or to be issued and outstanding, at September 30, 2012 and December 31, 2011, respectively.	4,512	3,766
Additional paid-in-capital	1,821,692	1,233,222
Deficit accumulated during the development stage	(8,201,524)	(6,836,174)
Total stockholders' deficit	(6,375,320)	(5,599,186)

Total liabilities and stockholders' deficit	$48,595	$192,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations – Unaudited

	Three Months Ended		Nine Months Ended		September 18, 2006
	September 30,		September 30,		(inception) to
	2012	2011	2012	2011	September 30, 2012
Operating expenses:
Employee compensation and benefits	$93,137	$96,088	$314,674	$299,821	$2,103,745
Impairment expense	-	-	-	-	452,287
General & administrative expenses	82,301	141,773	403,238	349,686	2,353,810
Total operating expenses	175,438	237,861	717,912	649,507	4,909,842
Loss from operations	(175,438)	(237,861)	(717,912)	(649,507)	(4,909,842)

Other income (expense):
Gain on debt settlement	5,987	-	5,987	-	64,098
Loan penalty	-	(165,235)	(173,248)	(889,059)	(1,062,307)
Gain (loss) on foreign currency transactions	(3,449)	9,780	1,141	(2,899)	27,120
Interest expense	(158,969)	(231,010)	(481,318)	(673,555)	(2,320,593)
Total other income (expense), net	(156,431)	(386,465)	(647,438)	(1,565,513)	(3,291,682)

Net loss	$(331,869)	$(624,326)	$(1,365,350)	$(2,215,020)	$(8,201,524)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)	$(0.25)

Weighted average shares outstanding - basic and diluted	43,179,312	36,703,903	40,610,192	35,867,437	32,520,027

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statement of Changes in Stockholders’ Deficit - Unaudited

Nine Months Ended September 30, 2012

				Deficit
				Accumulated
	Common Stock issued		Additional	During	Total
	or to be issued		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance - December 31, 2011	37,662,577	$3,766	$1,233,222	$(6,836,174)	$(5,599,186)

Shares to be issued for loan penalty	376,626	38	173,210	-	173,248

Sale of common stock	5,570,000	557	277,943	-	278,500

Issuance of penalty warrants on note payable	-	-	16,527	-	16,527

Relative fair value of warrants issued with convertible notes	-	-	45,441	-	45,441

Issuance of common stock for conversion of debt	960,002	96	47,904	-	48,000

Issuance of common stock for services	550,000	55	27,445	-	27,500

Net loss for nine months ended September 30, 2012	-	-	-	(1,365,350)	(1,365,350)

Balance -September 30, 2012	45,119,205	$4,512	$1,821,692	$(8,201,524)	$(6,375,320)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows - Unaudited

	Nine Months Ended		September 18, 2006
	September 30,		(inception) to
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(1,365,350)	$(2,215,020)	$(8,201,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,721	20,340	50,506
Common stock issued for services	27,500	37,500	102,500
Common shares to be issued for loan penalty	173,248	889,059	1,062,307
Gain on debt settlements	(5,987)	-	(64,098)
Uncollectible deposit reserve	100,000	-	100,000
Impairment expense	-	-	452,287
Amortization of debt issuance costs	-	-	140,000
Amortization of put premium	25,000	-	25,000
Amortization of debt discount	40,928	72,609	161,981
Issuance of penalty warrants in conjunction with notes	16,527	199,671	278,550
Changes in assets and liabilities:
Prepaid expenses	20,000	(20,144)	-
Deposits	-	-	(1,000)
Accounts payable and accrued liabilities	11,667	(23,765)	530,901
Accrued payroll related liabilities	154,920	114,375	615,547
Accrued interest payable	398,482	357,600	1,699,807
Net cash used in operating activities	(381,344)	(567,775)	(3,047,236)

Cash flows from investing activities:
Investment pursuant to recapitalization	-	-	(286,147)
Software development costs	-	-	(452,287)
Stock purchase deposit	-	(100,000)	(100,000)
Purchase of furniture and equipment	-	-	(2,726)
Net cash used in investing activities	-	(100,000)	(841,160)

Cash flows from financing activities:
Payment of debt issuance costs	-	-	(140,000)
Proceeds from issuance of stock	278,500	325,000	654,500
Proceeds from issuance of notes payable	150,000	390,000	3,612,638
Repayment of loans and advances	(10,000)	-	(10,000)
Repayment of notes payable	(39,255)	(16,392)	(118,619)
Repayment of notes issued for redemption of equity interest	-	-	(100,000)
Net cash provided by financing activities	379,245	698,608	3,898,519
Net (decrease)/increase in cash	(2,099)	30,833	10,123
Cash, beginning of period	12,222	6,359	-
Cash, end of period	$10,123	$37,192	$10,123
Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Accounts payable settled with note payable	$-	$-	$178,531
Note payable principal and interest refinanced	$-	$-	$1,062,165
Stock based lender fees recorded as debt discount from settlement	$-	$-	$21,053
Lender fee recorded as discount pursuant to settlement	$-	$-	$108,553
Note issued for redemption of equity	$-	$-	$100,000
Deemed issuance of common stock pursuant to recapitalization	$-	$-	$1,620
Purchase vehicles with notes payable	$-	$85,252	$85,252
Relative fair value of warrants issued with convertible notes	$45,441	$-	$45,441
Note payable principal and interest settled by issuance of common stock	$53,987	$-	$53,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three and Nine Months ended September 30, 2012 and 2011 and from September 18, 2006 (Inception) to

September 30, 2012

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

The Company has been in the development stage through September 30, 2012. Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational opportunities.  Since its formation, the LLC has not realized any revenues from its planned operations.

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

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three and Nine Months ended September 30, 2012 and 2011 and from September 18, 2006 (Inception) to

September 30, 2012

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

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $1,365,350 and net cash used in operations of $381,344 for the nine months ended September 30, 2012 and a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $6,401,810, $6,375,320 and $8,201,524, respectively, at September 30, 2012. In addition, the Company has not generated any revenues through September 30, 2012. Furthermore, because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $3,613,356 of debt plus $1,357,438 of accrued interest as of September 30, 2012. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $437,878 of accrued interest.

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

2. Furniture, equipmentand VehicleS, net

The Company did not make any capital purchases during the nine months ended September 30, 2012. The Company depreciates its fixed assets on a straight line basis over a three year life.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three and Nine Months ended September 30, 2012 and 2011 and from September 18, 2006 (Inception) to

September 30, 2012

3. NOTES AND CONVERTIBLE Notes Payable

The Company has financed its operation mainly through the issuance of notes and convertible notes payable. The notes and convertible notes payable are as follows at September 30, 2012:

Convertible notes payable	$2,906,356
Non-convertible notes payable	1,054,000
Vehicle loans	40,552
Total notes payable	4,000,908
Debt discount, net of interest amortization	(13,065)
Put premium	25,000
Total notes payable, net of debt discount and put premium	4,012,843
Notes payable, related parties – current	(275,638)
Total notes payable, unrelated parties, net of debt discount and put premium	3,737,205
Less: Current portion of notes payable, net of debt discount and put premium	(3,725,223)
Notes payable, net of current portion	$11,982

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

In February, 2012 the Company received $100,000 from one investor for convertible notes sold according to the specifics of the Term Sheet. The Company paid Wellington Shields a fee of $3,000 for this transaction in satisfaction of the requirements of the Wellington Shields agreement for investors of short term loans not introduced by Wellington Shields. The Company determined that based on the conversion terms of the notes, the notes qualify as stock settled debt in accordance with ASC 480 “Distinguishing Liabilities from Equity”. Accordingly, a premium of $33,333 will be accreted to the total $100,000 notes balance from the note dates to the first computable date they become convertible, which is December 31, 2012. In the nine months ended September 30, 2012 a total of $25,000 was amortized and recorded as a Put Premium which is netted against current portion of notes payable on the accompanying consolidated balance sheet. In addition, the relative fair value of the warrants, which totals $45,441 will be recorded as additional paid in capital and debt discount to be amortized over the debt term, to December 31, 2012. In the nine months ended September 30, 2012, a total of $32,376 was amortized for these warrants leaving a balance of debt discount of $13,065 which is netted against current portion of notes payable on the accompanying consolidated balance sheet.

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

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three and Nine Months ended September 30, 2012 and 2011 and from September 18, 2006 (Inception) to

September 30, 2012

Past Due Notes - Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $3,613,356 of debt plus $1,357,438 of accrued interest as of September 30, 2012. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $437,878 of accrued interest.

4. LOANS PAYABLE

As of September 30, 2012 the Company owed a balance of $79,080 to various investors on unsecured, non-interest bearing advances the Company received in 2010 which were recorded as loans payable. The Company made $10,000 of payments on these loans during the nine months ended September 30, 2012.

5. Commitments and contingencies

Legal Matters - Management has been notified of a legal claim against the Company whereby an investor relations consultant claims he is owed stock compensation under a March 9, 2010 consulting agreement. The agreement describes common stock payments of 400,000 shares to be issued on October 25, 2010 and 100,000 shares each month for the following 11 months for a total of 1,500,000 shares. Management asserts that no services were performed and no share or other compensation is due to the consultant except for $25,000 the consultant loaned to the Company which is recorded as a loan payable in the accompanying consolidated balance sheets. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No liability has been accrued for this claim as of September 30, 2012.

Return of Retainer - In August 2012 the Company received a $20,000 refund of a retainer previously paid to an attorney in anticipation of work to be performed in conjunction with an advisor agreement to provide funding to the Company. The Company had previously determined funding under the agreement would not take place and therefore no legal services had or would be performed. The $20,000 had previously been recorded as a prepaid expense.

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

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three and Nine Months ended September 30, 2012 and 2011 and from September 18, 2006 (Inception) to

September 30, 2012

In the second agreement, the Company retained Wellington Shields as the exclusive placement agent and financial advisor to the Company in connection with a Private Placement transaction up to $15 million. Wellington Shields will be compensated as follows: (a) a success fee of 8% of gross proceeds of a successful placement; (b) non-callable warrants equal to 8% of the aggregate number of securities sold in the placement (“Placement Agent Warrants”). These warrants shall have a purchase price equal to 110% of the implied price per share of the Placement and shall be exercisable for a period of five years after the closing of the Placement. Wellington Shields will also be entitled to 8% compensation resulting from any cash generated by the Company upon exercise of warrants by investors introduced to the Company by Wellington Shields; (c) placement fee of 10% for any bridge loan or short term capital during the term of the agreement including 10% warrant coverage for investors introduced to the Company by Wellington Shields or a 3% fee plus 3% warrant coverage for any short term loans obtained by the Company for investors located by someone other than Wellington Shields; (d) expenses incurred by Wellington Shields after prior approval from the Company is obtained. The Agreement shall terminate at the close of business on June 30, 2012, but will continue unless cancelled by 30 days written notice. As of the date of this report, no cancellation notice has been delivered or received. The Company is obligated to pay the fees indicated herein for a period of 12 months after termination of the agreement for any transactions completed by the Company with parties introduced to the Company by Wellington Shields. In addition, if the Company closes a placement or transaction during the term, or for a period of 24 months commencing the later of (i) the date of the closing of the placement or (ii) the date of the closing of any transaction, Wellington shall have a preferential right whereby the Company will offer Wellington the first opportunity to provide any financing arrangements to the Company.

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

6. equity transactions

During the nine months ended September 30, 2012 the Company raised $278,500 by agreeing to issue multiple investors a total of 5,570,000 shares of the Company’s common stock at a price of $.05 per share. Also on May 1, 2012 the Company issued a total of 300,000 shares to an individual for consulting services rendered over a three month period for investor relations related matters. The shares were valued at $.05, which was the fair market value based on contemporaneous sales to third parties at $.05 per share and resulted in a charge of $15,000 being recorded as consulting expense as of September 30, 2012. In addition, the Company issued 250,000 shares to another individual for consulting services performed over a three month period for investor related matters. These shares were also valued at $.05, based on contemporaneous sales to third parties. This resulted in a charge of $12,500 being recorded as consulting expense as of September 30, 2012.

During the nine months ended September 30, 2012 an investor agreed to exchange a $50,000 note payable along with $3,987 of accrued interest for 960,002 shares of the Company’s common stock. The shares were valued at $.05 which was the fair market value based on contemporaneous sales to third parties. This resulted in the Company recording a $5,987 gain on settlement of debt as of September 30, 2012.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three and Nine Months ended September 30, 2012 and 2011 and from September 18, 2006 (Inception) to

September 30, 2012

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

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 20,919 warrants to the noteholders during the nine months ended September 30, 2012. These five year warrants, with an exercise price of $1.89, were valued at $.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge of $16,527 being recorded in the nine months ended September 30, 2012. See Notes 3 and 5.

7. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the nine months ending September 30, 2012 during which the Company reported a loss, 639,950 warrants and 1,289,768 shares issuable under conversion features of convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive.

8. WARRANTS FOR COMMON STOCK

The Company estimates the fair value of issued warrants by utilizing the Black-Scholes pricing model, which is dependent upon several variables. The fair value for warrants issued during the nine months ended September 30, 2012 was estimated at the date of issuance according to the following assumptions. The risk-free rate of 1.04% was the five year nominal fed rate at the date of issuance. The volatility factor was determined based on an independent consultant study and the assumed market volatility was calculated to be 174%. The assumed dividend yield was 0% and the expected life of the warrant was assumed to be five years, which is the stated life of the warrant.

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

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Unaudited

Three and Nine Months ended September 30, 2012 and 2011 and from September 18, 2006 (Inception) to

September 30, 2012

A Summary of the Company’s warrant activity for the nine months ended September 30, 2012 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life

Balance at beginning of year	331,675	$1.89
Issued or Issuable	308,275	$0.45
Cancelled or Expired	-	-
Exercised	-	-

Outstanding at end of period	639,950	$1.20	4.05
Exercisable at end of period	639,950	$1.20	4.05

At September 30, 2012 the warrant exercise price exceeded the market value of the Company’s stock price, therefore the intrinsic value of the outstanding warrants was $0.

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

10. Subsequent events

In October 2012 the Company raised $15,000 from an investor by agreeing to issue 300,000 shares of the Company’s common stock at a price of $.05 per share.

The Company raised $10,000 from an investor in October 2012 for a note.

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

Results of Operations

Results of Operations for the three and nine months ending September 30, 2012 compared to the three and nine months ending September 30, 2011

Employee compensation and benefits decreased $2,951 from $96,088 in the three months ended September 30, 2011 to $93,137 for the three months ended September 30, 2012. For the nine months ended September 30, 2012, employee compensation and benefits increased $14,853 to $314,674 from $299,821 for the nine months ended September 30, 2011. This increase is mainly due to a reclassification of certain benefit related expenses from General and Administrative and is offset in part by a reduction in the cost of medical insurance.

General and administrative expenses decreased by $59,472, from $141,773 in the three months ended September 30, 2011 to $82,301 in the three months ended September 30, 2012. This decrease was mainly due to less costs incurred for travel, consulting expense, accounting fees and rent as well as the reclassification of certain benefit related expenses to employee compensation and benefit expense. For the nine months ended September 30, 2012 general and administrative expenses increased $53,552 compared to the same period in 2011. This increase was mainly due to a $58,000 cost incurred for fees paid for investor related services and a $100,000 reserve expense recorded for a deposit deemed to potentially be uncollectible. This increase was partially offset by reductions of expenses in the nine months ended September 30, 2012 of approximately $46,000 for accounting fees and a reduction of approximately $22,000 in travel costs versus amounts paid for these items in the nine months ended September 30, 2011.

In the nine months ended September 30, 2011 we recorded a $889,059 loan penalty because of a provision in a loan document that required us to issue the holder of the note 1% of the our outstanding common stock if the loan was not paid back as of January 29, 2011 (and again every 120 days thereafter up to a total of 480 days). Since the loan was not repaid, a charge for the shares to be issued was recorded which represents three 120 day periods. The loan was still not repaid as of the nine months ended September 30, 2012, which required us to record a loan penalty of $173,248. This represents the last loan penalty required to be issued according to the provisions of the loan document.

Interest expense decreased from $231,010 for the three months ended September 30, 2011 to $158,969 for the three months ended September 30, 2012 and from $673,555 for the nine months ended September 30, 2011 to $481,318 for the nine months ended September 30, 2012. The decrease was due to our incurring less interest expense in 2012 than 2011 for warrants issued for interest earned on outstanding convertible notes.

Inflation and seasonality

We do not believe that inflation or seasonality will significantly affect our results of operations.

Liquidity and capital resources

Our cash and liquidity resources have been provided by investors through convertible and non-convertible notes, loans payable and sale of our common stock. Investors have loaned us $3,612,138 from September 18, 2006 (inception) through September 30, 2012. Included in this total was $150,000 which we received in the nine months ended September 30, 2012. We have also received $278,500 from the sale of our stock in the nine months ended September 30, 2012. These cash investments have generally been used for software development and for general and administrative expenses including management compensation. However, we don’t believe our current funds will be sufficient to sustain operations and for implementation of our business plan.

We anticipate completing a funding in the near future that will be sufficient to fund the execution of our business plan. However, we cannot guarantee that this funding will be completed or that we will receive the necessary funding to sustain operations.

Debt and contractual obligations

We have commitments to pay investors $5,518,805 of principal and accrued interest on various convertible notes, non-convertible notes and loans payable through September 30, 2012. We also owe $333,327 in accounts payable and accrued liabilities and $615,547 of payroll related liabilities as of September 30, 2012. Because we were unable to make the required principal and interest payments required by numerous notes payable, we are in potential default (subject to lender notifying the Company of default) on $3,613,356 of debt plus $1,357,438 of accrued interest as of September 30, 2012. As of the date of this report we have been notified of default on one note with $1,170,718 of principal and $437,878 of accrued interest.

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

Impairment of Long-Lived Assets-We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Changes in Internal Control over Financial Reporting- There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2012 we issued or agreed to issue 5,570,000 shares of our common stock to multiple investors for $278,500. The funds were used primarily for general and administrative expenses including management compensation. In addition, we issued 550,000 shares of our common stock to two individuals for providing consulting services on investor related matters. We also issued a total of 960,002 shares to an investor in exchange for a $50,000 note payable and $3,987 of accrued interest on the note. A total of 376,626 shares were also issued during the nine months ended September 30, 2012 to an investor as a result of a penalty associated with a prior loan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We have commitments to pay investors $5,518,805 of principal and accrued interest on various convertible notes, non-convertible notes and loans payable through September 30, 2012. We also owe $333,327 in accounts payable and accrued liabilities and $615,547 of payroll related liabilities as of September 30, 2012. Because we were unable to make the required principal and interest payments required by numerous notes payable, we are in potential default (subject to lender notifying the Company of default) on $3,613,356 of debt plus $1,357,438 of accrued interest as of September 30, 2012. As of the date of this report we have been notified of default on one note with $1,170,718 of principal and $437,878 of accrued interest.

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

Sebring Software, Inc.

Date	November 19, 2012	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer and
Principal Financial Officer

