Form 10-K
period 2012-12-31
Sebring Software, Inc.
filed 2013-04-15
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: $2,283,037.

As of April 6, 2013, the registrant had 49,499,180 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-K “we”, the “Company,” “us” or “Sebring”, refer to Sebring Software, Inc., formerly Sumotext Incorporated.  References in this Form 10-K, unless another date is stated are to December 31, 2012.

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

Employees

Subsequent to the Spin-Off, as a result of the Exchange, and as of December 31, 2012, the Company has a total of two employees.

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

The Company also assumed Sebring’s obligations under the terms of a Settlement Agreement dated as of October 1, 2010, by and between Sebring LLC and Mr. Petracca (the “Settlement Agreement”), which settled certain amounts payable by Sebring to Mr. Petracca and required Mr. Petracca to dismiss a lawsuit previously filed against Sebring regarding the payment of such outstanding amounts payable, together with a promissory note in the principal amount of $1,170,718 issued to Mr. Petracca dated as of October 1, 2010 in connection therewith (the “Petracca Note”).  The Petracca Note bears interest at the rate of 12% per annum, provided that if an event of default occurs under the note, the Petracca Note bears interest at the rate of 20% per annum.  The Company is required to pay Mr. Petracca 1/3 of the outstanding and accrued interest due under the Petracca Note every 120 days (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), with the entire amount of the note payable by or before January 24, 2012.  Additionally, for each 120 days that the Petracca Note is issued and outstanding, up to a total of 480 days, the Company agreed to issue Mr. Petracca 1% of the issued and outstanding common stock of the Company. As of December 31, 2012, a total of 1,451,335 shares have been issued which satisfies this requirement. The Petracca Note is secured by a security interest in substantially all of Sebring’s assets (the “Petracca Security Agreement”).  Pursuant to the Petracca Security Agreement, we agreed to pay Mr. Petracca 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Petracca Note. As of December 31, 2012, Mr. Petracca, as a result of the Exchange and other share issuances, is the beneficial owner of approximately 9.2% of the Company’s issued and outstanding capital stock.

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

Post-Exchange and Spin-Off Operations:

As a result of the Exchange and the Spin-Off, and effective as of October 25, 2010, the Company’s prior assets, liabilities and operations relating to the Company’s operations as a short-code application provider were transferred and spun-off to Mr. Miller and Mr. Stevenson (as discussed above) and moving forward, the Company’s sole assets are be those owned by Sebring (acquired in the Exchange), and the Company’s sole operations will be conducted through Sebring, which operations are described in greater detail below.  The assets and operations of the Company’s prior short-code application provider services are reflected in the audited financial statements of the Company as of August 31, 2010 and 2009, which were filed on the Company’s Form 10-K with the Commission on December 14, 2010, as the Exchange did not close until October 25, 2010, subsequent to the end of the Company’s fiscal year. Furthermore, the Company filed audited and pro forma information, as of September 30, 2010, relating to the acquisition of Sebring as an amendment to its Form 8-K filed with the Commission on January 31, 2011. The operations of Sebring Software, Inc. post-exchange are reflected in the audited financial consolidated statements of the Company as of December 31, 2012 and 2011, which are filed herewith.

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

 Sebring was founded in 2006 to pursue specific markets like the automotive, aerospace, manufacturing and health care industries with the above described product.  The Company plans to pursue those markets and is looking to market this solution in North America.

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

As a result of Sebring’s analysis of the health care industry, the Company plans on opportunistic acquisitions of Dental Practice Management (DPM) companies and related dental practices in Florida and Arizona. Sebring plans to introduce eCenter applications to these acquisitions as an entrée to the health care industry.

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

The Industries

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

As stated in the “IBISWorld Industry Report 62121 Dentists in the US” dental service expenditures in 2012 exceeded $109 billion. Growth in the industry is expected to produce $168 billion in services by 2020. Of the approximately 170,000 practicing dentists in the U.S., only approximately 6% are affiliated with DPM’s.

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

Research and Development

Continuous research and development will help the Company stay relevant and grow.  We plan to allocate approximately $300,000 to research and development in 2013 funding permitting, which we hope will allow us to increase the library of connectors that the software we have the right to license, uses. By expanding its offering and enhancing its features the Company will continue to look for better and more efficient ways to provide consumers affordable ways to integrate their software systems with particular emphasis on the healthcare market.

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

We have generated no revenues to date and anticipate the need for approximately $5,000,000 of additional funding to continue our business operations for the next 12 months which we expect will be attained through the funding agreement signed with Wellington Shields in January 2012. We will also require $5,757,935 to repay loans, convertible and non-convertible notes, including accrued interest, as of December 31, 2012. The Company is required to pay Mr. Petracca 1/3 of the outstanding and accrued interest due under the $1,170,718 Petracca Note every 120 days (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), with the entire amount of the note payable by or before January 24, 2012; and $150,000 which is due to ECS under the terms of the License Agreement by December 1, 2010, which amount has not been paid to date. At December 31, 2012 $3,716,436 of notes are past due, of which $1,170,718 are in default.

Each Convertible Note holder also has certain rights to warrants in connection with the Convertible Notes.  Specifically, in the event such Convertible Note holder converts all or part of the Convertible Note they hold into shares of our common stock, they will receive warrants to purchase a number of shares of common stock equal to the total number of shares received in connection with such conversion.  In the event they choose not to convert the Convertible Notes, they will receive warrants to purchase 25% of the total number of shares of common stock of the Company as they would have received upon full conversion of the Convertible Notes.  Additionally, for each month after an event of default under the Convertible Notes has occurred and is not cured, they will receive warrants to purchase a number of shares equal to the total number of shares they would have received in connection with a full conversion of the Convertible Notes (the “Total Warrants”)(provided that the warrants issued for such damages are capped at three times the amount of Total Warrants).  Additionally, since the Company failed to register the shares issuable in connection with the exercise of the warrants by June 1, 2011, the Convertible Note holders will receive additional warrants to purchase such number of shares of the Company’s common stock that equals 2% of the Total Warrants for each full month that the Company fails to register such underlying shares, which damages are capped at warrants in an amount equal to 10% of the Total Warrants.  As of December 31, 2012 a total of 30,152 warrants, valued at $23,820, are to be issued for damages, which represents the full capped amount and 364,814 warrants are to be issued for the 25% provision valued at $288,203.  The warrants described above have an exercise price of 110% of the Conversion Price of the Convertible Notes (currently $1.89), and a five year term.  Finally, the Company provided the Convertible Note holders piggy-back registration rights in connection with the shares of common stock issuable upon exercise of the warrants described above.

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

THE PETRACCA NOTE IS SECURED BY A SECURITY INTEREST IN SUBSTANTIALLY ALL OF THE ASSETS OF SEBRING.

We provided Mr. Petracca a security interest over substantially all of the assets of Sebring in connection with the Petracca Note.  The Petracca Note in the amount of $1,170,718 bears interest at the rate of 12% per annum, provided that if an event of default occurs under the note, the Petracca Note bears interest at the rate of 20% per annum.  The Company is required to pay Mr. Petracca 1/3 of the outstanding and accrued interest due under the Petracca Note every 120 days (i.e., January 29, 2011, May 29, 2011 and September 26, 2011), with the entire amount of the note payable by or before January 24, 2012.  Additionally, for each 120 days that the Petracca Note is issued and outstanding, up to a total of 480 days, the Company agreed to issue Mr. Petracca 1% of the issued and outstanding common stock of the Company. The Petracca Note is secured by a security interest in substantially all of Sebring’s assets (the “Petracca Security Agreement”).  Pursuant to the Petracca Security Agreement, we agreed to pay Mr. Petracca 25% of the first $750,000 in net proceeds received by us in connection with any debt or equity financing and 30% of the net proceeds of any amount of debt or equity financing received by us in excess of $750,000, which amount if paid will decrease the amount of the Petracca Note. The Company has not made any principal payments as of December 31, 2012. The Company has received Notification of Default from the Noteholder and therefore this note is in default.

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

WE MAY BE REQUIRED TO ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK TO OUR CONVERTIBLE NOTE HOLDERS AND OTHER DEBT HOLDERS IN THE FUTURE.

We have $1,473,718 of Convertible Notes which were due in March and September 2011 which are past due as of the date of this report, and provide the holders thereof the right, beginning on the seventh full month following the closing of the Exchange (i.e., May 2011)(the “ Conversion Date ”) to receive 1/6th of the principal amount of such Convertible Note (the “ Conversion Amount ”) in cash or shares of stock based on the Conversion Price.  The “Conversion Price” is equal to the lesser of a price per share of (a) 75% of the price per share paid by investors in any equity financing(s) which occur after the date of the Convertible Note in which the gross proceeds received by the Company meet or exceed $4,000,000; or (b) $1.72. Assuming the full conversion of the Convertible Notes and related accrued interest of $806,839 as of December 31, 2012, at the current Conversion Price of $1.72 per share, such Convertible Notes will convert into an aggregate of 1,338,649 shares of our common stock.

Additionally, we agreed that for each 120 days, up to a maximum of 480 days, that the $1,170,718 Petracca Note is issued and outstanding (i.e., January 29, 2011, May 29, 2011, September 26, 2011 and January 24, 2012), the Company would issue Mr. Petracca 1% of the issued and outstanding common stock of the Company. In total, 1,451,335 penalty shares have been issued, valued at $1,062,307.

Each Convertible Note holder also has certain rights to warrants in connection with the Convertible Notes.  Specifically, in the event such Convertible Note holder converts all or part of the Convertible Note they hold into shares of our common stock, they will receive warrants to purchase a number of shares of common stock equal to the total number of shares received in connection with such conversion.  In the event they choose not to convert the Convertible Notes, they will receive warrants to purchase 25% of the total number of shares of common stock of the Company as they would have received upon full conversion of the Convertible Notes.  Additionally, for each month after an event of default under the Convertible Notes has occurred and is not cured, they will receive warrants to purchase a number of shares equal to the total number of shares they would have received in connection with a full conversion of the Convertible Notes (the “Total Warrants”) (provided that the warrants issued for such damages are capped at three times the amount of Total Warrants).   Additionally, since the Company failed to register the shares issuable in connection with the exercise of the warrants by June 1, 2011, the Convertible Note holders will receive additional warrants to purchase such number of shares of the Company’s common stock that equals 2% of the Total Warrants for each full month that the Company fails to register such underlying shares, which damages are capped at warrants in an amount equal to 10% of the Total Warrants.  As of December 31, 2012 a total of 30,152 warrants, valued at $23,820, are to be issued for damages, which represents the full capped amount and 364,814 warrants are to be issued under the 25% provision valued at $288,203.  The warrants described above have an exercise price of 110% of the Conversion Price of the Convertible Notes (currently $1.89), and a five year term.  Finally, the Company provided the Convertible Note holders piggy-back registration rights in connection with the shares of common stock issuable upon exercise of the warrants described above.

These actions will result in dilution of the ownership interests of existing shareholders, could further dilute common stock book value, and that dilution may be material.  Such dilution could result in the value of the Company’s outstanding shares of common stock declining in value.

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

OUR LOSSES RAISE DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We had an accumulated deficit of $8,754,601 and negative working capital of $6,369,169 as of December 31, 2012, and a net loss and net cash used in operations of $1,918,427 and $520,776, respectively for the year ended December 31, 2012. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

Our independent registered public accounting firm has added an emphasis paragraph to its report on our consolidated financial statements for the years ended December 31, 2012 and 2011 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses, cash used in operations, an accumulated deficit, and a working capital deficiency. The Company’s consolidated financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material liquid assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company may, in the future, experience significant fluctuations in its results of operations.

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

Pursuant to our Articles of Incorporation, we have 1,100,000,000 shares of common stock authorized. As of December 31, 2012, we had 48,822,146 shares of common stock issued (or to be issued) and outstanding (which number includes 1,943,815 shares which have not been physically issued to date).As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders.  As a result, the issuance of shares of common stock may cause the value of our securities to decrease and/or become worthless.

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

Management has been notified of a legal claim against the Company whereby an investor relations consultant claims he is owed stock compensation under a March 9, 2010 consulting agreement. The agreement describes common stock payments of 400,000 shares to be issued on October 25, 2010 and 100,000 shares each month for the following 11 months for a total of 1,500,000 shares. Management asserts that no services were performed and no share or other compensation is due to the consultant except for $25,000 the consultant loaned to the Company which is recorded as a loan payable in the accompanying December 31, 2012 and 2011 consolidated balance sheets. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No additional liability has been accrued for this claim as of December 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

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

Quarter Ended	High	Low
December 31, 2012	$.29	$.10
September 30, 2012	$.29	$.06
June 30, 2012	$.45	$.13
March 31, 2012	$.46	$.29
December 31, 2011	$.55	$.35
September 30, 2011	$.90	$.10
June 30, 2011	$.91	$.35
March 31, 2011	$1.25	$.80
December 31, 2010	$1.25	$.50

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

As of April 6, 2013, we had 49,499,180 shares of common stock outstanding held by approximately 60 active shareholders of record.

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

As of April 6, 2013, we had no shares of preferred stock issued or outstanding.

Options and Warrants

At December 31, 2012 the Company is required to issue 652,170 warrants to holders of convertible notes according to the terms of the outstanding notes.

RECENT SALES OF EQUITY SECURITIES

During year ended December 31, 2012 the Company raised $423,500 by agreeing to issue multiple investors a total of 7,770,000 shares of the Company’s common stock at prices of $0.05 and $0.10 per share. Also, during the year ended December 31, 2012 the Company issued 1,450,000 shares to multiple individuals for consulting services rendered for investor relations related matters. These 1,450,000 shares were valued at $0.05, which was the fair market value based on contemporaneous sales to third parties at $0.05 per share.

During the year ended December 31, 2012 an investor agreed to exchange a $50,000 note payable along with $3,987 of accrued interest for 960,002 shares of the Company’s common stock. The shares were valued at $48,000 or $0.05 per share which was the fair market value based on contemporaneous sales to third parties. Also, during the year ended December 31, 2012 a related party investor agreed to exchange a $35,000 note plus related accrued interest of $4,638 for 102,941 shares of the Company’s common stock. These shares were valued at $0.34 per share and resulted in $39,638 recorded to additional paid in capital.

In December 2012 a creditor was issued 500,000 shares of the Company’s common stock for $20,000 of legal services performed in 2012 (102,564 shares) and in settlement of an outstanding debt of $77,500 for previous legal work performed (397,436 shares). The fair market value of the shares at time of authorization was $100,000 or $0.20 per share based on the quoted trading price.

At January 24, 2012 (the Penalty date) a 1% common stock interest or 376,626 common shares became due to a lender as the fourth and final installment pursuant to a settlement agreement and promissory note. Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $0.46 per share on the Penalty date which is considered the measurement date for a total of $173,248.

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

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011:

General and administrative expenses increased by $92,087, to $540,360 in 2012 from $448,272 in 2011. The increase was primarily due to $100,000 being expensed as an uncollectible deposit for a purchase transaction that was not consummated and for which the recovery of the initial deposit amount is deemed unlikely to be collected.

Employee compensation & benefits increased to $411,617 in 2012 from $387,884 in 2011. The increase was due primarily to the re-classification of certain benefit related expenses in 2012.

Loan penalty expense results from the terms of the $1,170,718 note and relates to shares issued as a loan penalty for non-payment in accordance with the payment schedule. The last payment was due in January 2012 and resulted in a final issue of penalty shares and therefore most of the penalty shares were issued in 2011 resulted in higher expense in 2011 than in 2012.

Interest expense decreased by $308,738 to $693,376 in 2012 from $1,002,114 in 2011. This decrease was primarily due to having to pay approximately $236,000 less interest related to penalty warrants and approximately $90,000 less interest relating to amortization of debt discounts on certain convertible debt.

Inflation and seasonality

Sebring does not believe that inflation or seasonality will significantly affect it results of operations.

Liquidity and capital resources

Sebring’s cash and liquidity resources have been provided by investors through convertible and non-convertible notes and loans payable and the sale of common stock. Investors have loaned the company $3,756,138 from September 18, 2006 (inception) through December 31, 2012. In 2012, the Company raised $293,500 from the issuance of notes net of cash loan fees. The Company also raised $423,500 in 2012 through the sale of its common stock. In addition, the Company raised $87,000 subsequent to December 31, 2012 through the sale of its common stock. These cash investments have generally been used for software development and for general and administrative expenses including management compensation. However, we don’t believe our current funds will be sufficient to sustain operations and for implementation of our business plan.

The Company anticipates a complete a funding in the near future that will be sufficient to fund the execution of its business plan. However, the Company cannot guarantee that these funding will be completed and that it will receive the necessary funding to sustain operations.

Debt and contractual obligations

Sebring has commitments to pay investors $5,757,935 of principal and accrued interest in various convertible notes, non-convertible notes and loans payable through December 31, 2012. It is also owes $255,663 in accounts payable and accrued liabilities and $649,682 of payroll related liabilities as of December 31, 2012. As of December 31, 2012 the Company had outstanding notes past due for a total of $3,716,436 that were due as of December 31, 2012 or prior, of which $1,170,718 are in default. Accrued interest on these notes totaled $1,538,990. As of the date of this report, the Company had not received any Notification of Default from any holders of these notes other than the holder of the $1,170,718 note.

On June 3, 2010, the Company entered into three-year management agreements with two key members of management. The agreements commits the Company to pay a combined total of $339,000 per year in base salary and stock compensation as determined by the Board of Directors.

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

Years ended December 31, 2012 and 2011

and for the Period from September 18, 2006

(Inception) to December 31, 2012

F-1

Sebring Software, Inc. and Subsidiary

(a development stage company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Sebring Software, Inc.

We have audited the accompanying consolidated balance sheets of Sebring Software, Inc. and Subsidiary (a development stage company) at December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2012 and for the period from September 18, 2006 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sebring Software, Inc. and Subsidiary (a development stage company) at December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 and for the period from September 18, 2006 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss and cash used in operations in 2012 of $1,918,427 and $520,776, respectively, and has a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $6,369,169, $6,589,105 and $8,754,601, respectively, at December 31, 2012, and through the date of this report has been in the development stage with no revenues. Furthermore, the Company was either past due or in technical default on $3,716,436 of debt plus $1,538,990 of accrued interest as of December 31, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 15, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash	$84,073	$12,222
Prepaid expenses	10,000	20,000
Total current assets	94,073	32,222

Furniture, equipment and vehicles, net	30,269	59,193
Deposits	1,000	101,000
Total assets	$125,342	$192,415

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$255,663	$321,660
Accrued payroll related liabilities	649,682	460,627
Accrued interest payable	1,559,398	988,623
Current portion of notes and convertible notes payable, net of debt discount	3,182,281	3,622,538
Loans payable	70,000	89,080
Notes payable, related parties	746,218	275,638
Total current liabilities	6,463,242	5,758,166

Notes payable, net of current portion	4,705	33,435
Total liabilities	6,467,947	5,791,601

Commitments and contingencies (Note 7)	-	-

Redeemable common stock rights ($246,500 redemption value)	246,500	-

Stockholders’ Deficit
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock issued or to be issued- $0.0001 par value, 1,100,000,000 shares authorized, 48,822,146 and 37,662,577 shares issued or to be issued and outstanding, at December 31, 2012 and 2011, respectively.	4,882	3,766
Additional paid-in-capital	2,160,614	1,233,222
Deficit accumulated during the development stage	(8,754,601)	(6,836,174)
Total stockholders' deficit	(6,589,105)	(5,599,186)
Total liabilities and stockholders' deficit	$125,342	$192,415

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operation

	Years Ended		September 18, 2006
	December 31,		(inception) to
	2012	2011	December 31, 2012
Operating expenses:
Employee compensation and benefits	$411,617	$387,884	$2,200,689
Impairment expense	-	-	452,287
General & administrative expenses	540,360	448,272	2,490,931
Total operating expenses	951,977	836,156	5,143,907
Loss from operations	(951,977)	(836,156)	(5,143,907)

Other income (expense):
Gain/(Loss) on debt settlement/extinguishment	(96,513)	19,043	(38,402)
Loan penalty	(173,248)	(889,059)	(1,062,307)
Gain/(Loss) on foreign currency transactions	(3,313)	5,102	22,666
Interest expense	(693,376)	(1,002,114)	(2,532,651)
Total other income (expense), net	(966,450)	(1,867,028)	(3,610,694)
Net loss	$(1,918,427)	$(2,703,184)	$(8,754,601)

Net loss per share - basic and diluted	$(0.05)	$(0.07)	$(0.27)

Weighted average shares outstanding - basic and diluted	42,428,220	36,194,995	33,102,228

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Changes in Stockholders' Deficit

Years Ended December 31, 2012 and 2011 and for the Period from

September 18, 2006 (inception) to December 31, 2012

						Deficit
						Accumulated
			Common Stock issued		Additional	During the	Total
	Preferred Stock		or to be issued		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Shares to be issued to founders	-	$-	29,966,557	$2,997	$(2,997)	$-	$-
Net loss from September 16, 2006 (inception) to December 31, 2006	-	-	-	-	-	(10,631)	(10,631)
Balance - December 31, 2006	-	$-	29,966,557	$2,997	$(2,997)	$(10,631)	$(10,631)
Net loss for year ended December 31, 2007	-	-	-	-	-	(339,454)	(339,454)
Balance - December 31, 2007	-	$-	29,966,557	$2,997	$(2,997)	$(350,085)	$(350,085)
Net loss for year ended December 31, 2008	-	-	-	-	-	(1,217,510)	(1,217,510)
Balance - December 31, 2008	-	$-	29,966,557	$2,997	$(2,997)	$(1,567,595)	$(1,567,595)
Net loss for year ended December 31, 2009	-	-	-	-	-	(1,349,404)	(1,349,404)
Balance - December 31, 2009	-	$-	29,966,557	$2,997	$(2,997)	$(2,916,999)	$(2,916,999)
Shares to be issued for debt settlement	-	-	2,996,656	300	20,753	-	21,053
Redemption of ownership interest	-	-	(14,234,114)	(1,424)	(98,576)	-	(100,000)
Recapitalization	-	-	16,201,416	1,620	(287,767)	-	(286,147)
Shares to be issued for legal services	-	-	50,000	5	37,495	-	37,500
Net loss for year ended December 31, 2010	-	-	-	-	-	(1,215,991)	(1,215,991)
Balance - December 31, 2010	-	$-	34,980,515	$3,498	$(331,092)	$(4,132,990)	$(4,460,584)
Sale of common stock	-	-	1,532,353	153	375,847	-	376,000
Shares issued for loan penalty	-	-	1,074,709	107	888,952	-	889,059
Issuance of warrants on notes payable	-	-	-	-	262,023	-	262,023
Shares issued for services	-	-	75,000	8	37,492	-	37,500
Net loss for year ended December 31, 2011	-	-	-	-	-	(2,703,184)	(2,703,184)
Balance - December 31, 2011	-	$-	37,662,577	$3,766	$1,233,222	$(6,836,174)	$(5,599,186)
Sale of common stock	-	-	7,770,000	777	422,723	-	423,500
Shares issued for loan penalty	-	-	376,626	38	173,210	-	173,248
Issuance of common stock for services and accounts payable	-	-	1,950,000	195	172,305	-	172,500
Issuance of penalty warrants on note payble	-	-	-	-	26,181	-	26,181
Issuance of common stock for conversion of debt	-	-	1,062,943	106	87,532	-	87,638
Relative fair value of warrants issued with convertible notes	-	-	-	-	45,441	-	45,441
Net loss for year ended December 31, 2012	-	-	-	-	-	(1,918,427)	(1,918,427)
Balance - December 31, 2012	-	$-	48,822,146	$4,882	$2,160,614	$(8,754,601)	$(6,589,105)

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flow

	Years Ended		September 18, 2006
	December 31,		(inception) to
	2012	2011	December 31, 2012
Cash flows from operating activities:
Net loss	$(1,918,427)	$(2,703,184)	$(8,754,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,924	27,487	57,710
Common stock issued for services	92,500	37,500	167,500
Common shares issued for loan penalty	173,248	889,059	1,062,307
Loss on debt extinguishment	100,000	-	100,000
Gain on debt settlements, net	(3,487)	(19,043)	(61,598)
Reserve for uncollectible deposit	100,000	-	100,000
Impairment expense	-	-	452,287
Amortization of debt issuance costs	-	-	140,000
Amortization of put premium	33,333	-	33,333
Amortization of debt discount	56,994	97,896	178,047
Issuance of penalty warrants in conjunction with notes	26,182	262,023	288,203
Changes in assets and liabilities:
Prepaid expenses	10,000	(12,412)	(10,000)
Deposits	-	-	(1,000)
Accounts payable and accrued liabilities	11,503	34,346	530,737
Accrued payroll related liabilities	189,054	133,047	649,682
Accrued interest payable	579,400	571,589	1,880,725
Net cash used in operating actives	(520,776)	(681,692)	(3,186,668)
Cash flows from investing activities:
Investment pursuant to recapitalization	-	-	(286,147)
Software development costs	-	-	(452,287)
Stock purchase deposit	-	(100,000)	(100,000)
Purchase of furniture and equipment	-	-	(2,726)
Net cash used in investing activities	-	(100,000)	(841,160)
Cash flows from financing activities:
Payment of debt issuance costs	-	-	(140,000)
Proceeds from issuance of common of stock	423,500	376,000	799,500
Proceeds from issuance of notes payable	293,500	440,000	3,756,138
Repayment of loans and advances, net of loan fee	(19,080)	-	(19,080)
Repayment of notes payable	(105,293)	(28,445)	(184,657)
Repayment of notes issued for redemption of equity interest	-	-	(100,000)
Proceeds provided by financing activities	592,627	787,555	4,111,901
Net increase (decrease) in cash	71,851	5,863	84,073
Cash, beginning of period	12,222	6,359	-
Cash, end of period	$84,073	$12,222	$84,073
Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
Supplemental Non-Cash Investing and Financing Activities:
Purchase vehicles with notes payable	$-	$85,252	$85,252
Accounts payable settled with note payable	$-	$-	$178,531
Note payable principal and interest refinanced	$-	$-	$1,062,165
Stock based lender fees recorded as debt discount pursuant to settlement	$-	$-	$21,053
Lender fee recorded as discount pursuant to settlement	$-	$-	$108,553
Note issued for redemption of equity	$-	$-	$100,000
Deemed issuance of common stock pursuant to recapitalization	$-	$-	$1,620
Relative fair value of warrants issued with convertible notes	$45,441	$-	$45,441
Exchange of notes and accrued interest for common stock	$93,625	$-	$93,625
Exchange of accounts payable and accrued expenses for common stock	$77,500	$-	$77,500
Debt discount on common stock rights	$146,500	$-	$146,500
Original issue discounts	$48,833	$-	$48,833
Reclassification of notes to related party notes	$310,000	$-	$310,000
Loan fee discount	$3,000	$-	$3,000

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

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

As a result of Sebring’s analysis of the health care industry, the Company plans on opportunistic acquisitions of Dental Practice Management (DPM) companies and related dental practices in Arizona and Florida. Sebring plans to introduce eCenter applications to these acquisitions as an entrée to the health care industry.

Organization – Sebring Software, LLC ("the LLC") was originally organized in the state of Florida on September 18, 2006. On October 25, 2010 the Company consummated a transaction whereby the LLC was acquired by an inactive publicly-held company in a transaction accounted for as a recapitalization of the LLC. The publicly-held company was incorporated in Arkansas on June 8, 2007 and re-domiciled in Nevada in September 2008. (see "Reverse Recapitalization" below)

The Company has been in the development stage through December 31, 2012. Activities during the development stage have been principally devoted to organizational activities, raising capital, software development, evaluating operational opportunities and more recently evaluating other business opportunities.  Since its formation, the LLC has not realized any revenues from its planned operations.

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

Since the spin-off was contemplated as part of the transaction and occurred on the transaction date of October 25, 2010, and since the members of LLC obtained an approximate 53% voting interest and Board and management control in Sumotext, the transaction is deemed to be a reverse recapitalization of the LLC with a public shell. However, since control was obtained of the shell, Sumotext, on September 17, 2010 and the acquisition occurred on October 25, 2010, the transaction was accounted for as a combination of entities under common control. The historical operations of the Company are those historical operations of the LLC and those of Sumotext from the September 17, 2010 date when the entities became under common control.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

All share and per share data in the accompanying consolidated financial statements has been retroactively adjusted for the effect of the recapitalization.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of $1,918,427 and net cash used in operations of $520,776 for the year ended December 31, 2012 and a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $6,369,169, $6,589,105 and $8,754,601, respectively, at December 31, 2012. In addition, the Company has not generated any revenues through December 31, 2012. Furthermore, because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $3,716,436 of debt plus $1,538,990 of accrued interest as of December 31, 2012. Under terms of the convertible notes, the Company is required to issue warrants upon conversion or, in the event that conversion has not taken place, issue warrants equal to 25% of the shares the subscriber would have received if conversion had taken place. As of December 31, 2012 the Company has agreed to issue 364,814 warrants as a result of this requirement. As of the date of this report the Company has been notified of default on one note with $1,170,718 of principal and $496,895 of accrued interest.

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

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the estimates of recoverability and valuation of prepaid assets and deposits, valuation of software for impairment analysis purposes, valuation of any derivatives or beneficial conversion features on convertible debt, valuation of common stock rights ("Rights"), valuation of stock or other equity-based instruments issued for services or settlements and valuation of deferred tax assets.

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

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

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

Debt Discount – Costs such as capital shares or other instruments issued with debt, warrants issued with debt, original issue discounts and legal fees paid to refinance past due debt is recorded as debt discount, which is netted against the debt liability, and amortized over the term of the debt agreement on the effective interest method.

Income Taxes – Prior to the recapitalization described above, the company did not incur income taxes because it was a limited liability company and earnings and losses are included in the members’ personal income tax return and taxed depending on their personal tax situations.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

After the October 25, 2010 recapitalization, the Company accounts for income taxes using the asset and liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax basis of assets and liabilities, using enacted tax rates currently in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has evaluated their uncertain tax positions to determine if any disclosure is required under the current account standards. These standards provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the consolidated financial statements as require a “more-likely-than-not” recognition threshold before a position should be recorded. The Company had no unrecognized tax benefits and no uncertain tax positions that needed to be disclosed. During the year ended December 31, 2012 and 2011 and the period from October 25, 2010 to December 31, 2010, no adjustments were recognized for uncertain tax benefits.

Net Loss Per Share - Basic net loss per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities because that would have an anti-dilutive effect on net loss per share.

Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

3. Furniture, EQUIPMENT and VEHICLES, net

Furniture, equipment and vehicles consisted of the following at December 31:

	2012	2011
Furniture and Equipment	$2,727	$2,727
Vehicles	85,252	85,252
Accumulated Depreciation	(57,710)	(28,786)
Furniture, equipment and vehicles, net	$30,269	$59,193

The Company did not make any capital purchases in the year ended December 31, 2012. In 2011, the Company purchased two vehicles for a total of $85,252. The vehicles are being depreciated on a straight line basis over a three year life. Depreciation expense for 2012 and 2011 was $28,924 and $27,487, respectively.

4. Debt issuance costs, net

In 2008 the Company paid $140,000 in debt issue costs. Such amount was amortized through 2009. No amortization expense for 2012 or 2011 was incurred. The debt issuance costs were amortized over the original terms of the promissory notes (see Note 5).

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

5. NOTES AND CONVERTIBLE Notes Payable

The Company has financed its operation mainly through the issuance of notes and convertible notes payable. The notes and convertible notes payable are as follows at December 31:

	2012	2011

Convertible notes payable to related and unrelated parties bearing interest at a rate of 12%, principal is payable on March 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below. If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75. Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above. The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011. Since the Company failed to register the warrant shares on or before June 1, 2011, the lender is entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed, capped at 10%. All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date. The Public Event occurred on October 25, 2010 and on May 1, 2011 the notes became convertible at a price of $1.72 or a lesser price based on any equity financing. See Public Event below. During the year ended December 31, 2012 the Company repaid $21,920 of principal on these loans. As of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	$1,273,718	$1,295,638

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

Convertible notes payable issued to related and unrelated parties in January and February 2011 for $200,000 cash. These convertible notes payable bear interest at a rate of 12%, and principal is payable on September 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below. If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75. Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above. The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011. Since the Company failed to register the warrant shares on or before June 1, 2011, the lender is entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed, capped at 10%. All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date. The Public Event occurred on October 25, 2010 and on May 1, 2011 the notes became convertible at a price of $1.72 or a lesser price based on any equity financing. See Public Event below. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	200,000	200,000

Notes with original principal of $85,252 for two vehicles purchased in 2011 that mature in February, 2014 with annual interest of approximately 1%. The notes have monthly principal and interest payments of $2,402.	33,435	61,807

Non-convertible notes payable with original principal of $170,000 issued in 2011 bearing interest at a rate of 10%. Principal and interest due on December 31, 2012. During the year ended December 31, 2012 the Company repaid $30,000 of principal on these loans. In addition, $85,000 principal on these loans was converted to equity. As of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	50,000	165,000

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

Non-convertible note payable issued in 2011 bearing interest at a rate of 8%. Principal and interest due on April 5, 2012. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from the holder of this note and therefore was not technically in default.	70,000	70,000

Convertible notes payable bearing interest at a rate of 12%. Principal payable on June 30, 2009. Interest payable every six months. The note and accrued interest are convertible at 75% of the price per share paid by investors in the next equity financing and such conversion rights will expire 60 days after such equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	40,000	40,000

Convertible notes payable bearing interest at a rate of 12%. Principal payable in September 2010. Interest payable every six months. Note is convertible at 75% of the price per equity interest paid by investors in the next equity financing and such conversion rights will expire 60 days after such equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	100,000	100,000

Secured convertible notes payable to one lender dated March 2008 and July 2008 and maturing March 17, 2009, bearing interest at 12% (20% default rate), secured by substantially all assets of the Company, convertible at 75% of the price of a future offering or into Company membership interests of 4.5% on a fully-diluted basis. On March 17, 2009 (default date) the Company defaulted on payments and a forbearance agreement was executed on September 9, 2009. The forbearance modified the note to 20% compounded interest on principal and accrued interest starting at the default date and extended the maturity date to the earlier of April 13, 2010 or 5 days after a defined financing with 25% due and the remainder due on April 13, 2010. In 2010, the Company defaulted on the Forbearance agreement and on October 1, 2010 the Company executed a settlement agreement. Under the settlement a new secured non-convertible note was made consolidating the prior $750,000 convertible promissory notes plus all accrued interest plus estimated legal costs of the lender for a new note balance of $1,170,718. The company recorded a debt discount of $129,606 on the debt extinguishment of the old debt and issuing the new common stock, such debt discount consisting of $108,553 fees and $21,053 value of the shares to be issued. Amortization of the debt discount of $23,157 was recorded as interest expenses in the year ended December 31, 2010 and $97,896 was amortized in the year ended December 31, 2011. The remaining $8,553 was amortized in January 2012. The note is secured by substantially all assets of the Company and bears interest at 12% (20% default rate). One-third of outstanding principal and interest is due every 120 days with all principal and interest due on or before the 480th day of this Note which is January 24, 2012. The lender was also granted a 16% common equity interest, on a fully-diluted basis, in the Company. Additionally, the lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days that any amount is outstanding on this Note up to a maximum of 480 days. Based on October 1, 2010 settlement agreement 2,996,656 shares were issued to the lender to satisfy the settlement agreement. During the year ended December 31, 2011 the Company issued a total of 1,074,709 shares to satisfy the 1% equity interest required for the three 120 day periods that the Note remained outstanding. On January 24, 2012, which is the 480th day of the note, the Company issued another 376,626 shares as the fourth and final installment to satisfy the requirements of the note. The note has been in default as of January 29, 2011 and remains in default as of December 31, 2012.	1,170,718	1,170,718

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

Non-convertible notes payable dated in September 2010, bearing 6% interest with principal and interest due December 31, 2011. Notes issued in connection with the September 17, 2010 transaction as described in Note 1. During the year ended December 31, 2012 the Company repaid $25,000 of principal on these loans. As of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	547,000	572,000

Non-convertible note payable originated in October 2010, bearing 6% interest, with principal and interest due December 31, 2012. This note was reclassified from loans payable as of December 31, 2011. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	100,000	100,000

Non-convertible note payable dated February 18, 2009, bearing 12% interest payable plus an origination fee of $2,500, due March 2009. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	25,000	25,000

Non-convertible note payable dated May 10, 2010 bearing interest at 12% due May 12, 2011. Note issued in settlement of $178,531 accounts payable with a gain on settlement recognized of $38,531. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default	140,000	140,000

In February, 2012 the Company received $50,000 from one investor for a promissory note. The non-convertible note, which has an interest rate of 12%, plus accrued interest, is due and payable upon completion of the financial transaction contemplated by Wellington Shields in June, 2012 or no later than February, 2013.	50,000	0

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

In February, 2012 the Company received $100,000 from one investor for convertible notes sold according to the specifics of the Term Sheet. The Company paid Wellington Shields a fee of $3,000 for this transaction in satisfaction of the requirements of the Wellington Shields agreement for investors of short term loans not introduced by Wellington Shields. The Company determined that based on the conversion terms of the notes, the notes qualify as stock settled debt in accordance with ASC 480 “Distinguishing Liabilities from Equity”. Accordingly, a premium of $33,333 was to be accreted to the total $100,000 notes balance from the note dates to the first computable date they become convertible, which is December 31, 2012. During the year ended December 2012 the total amount of $33,333 was amortized and recorded as a Put Premium which was netted against current portion of notes payable. In addition, the relative fair value of the warrants, which totals $45,441 was recorded as additional paid in capital and debt discount and was amortized over the debt term, to December 31, 2012. On December 28, 2012 the investor agreed to modify the terms of the note. Under the new agreement, the Company issued 4 Units where each unit consisted of an original issue discount note of $33,333 (aggregate $133,333) for a purchase price of $25,000 per unit, and a right to receive common shares (the “Rights”) at a rate of 0.03% of the outstanding shares of the Company’s common stock outstanding on the earlier of 1) the day immediately preceding the note redemption date, 2) the note maturity date of May 31, 2013 or 3) the date of conversion of the notes to equity. The note bears an interest rate of 15% on the Purchase Price. Ultimately the shares under the Rights must be issued by May 31, 2013, the Note maturity date. The notes and accumulated interest will be redeemed at the time of any financing of debt or equity of a minimum of $12 million completed by the Company prior to the maturity date or, if not redeemed, at the option of the investor may be converted at any time after the Note issuance date: 1) to any public offering of the Company’s common shares or; 2) the value weighted average price of the Company’s common stock during the month of May 2013 if no public offering is completed before the maturity date. Based on the conversion terms of these Notes they are considered Stock Settled debt, and can be settled at their face value. In addition, the common stock issued pursuant to the Rights will have a put right by which the unit holder will be able to put the common shares issued pursuant to the Rights to the Company for $25,000 per unit upon the earlier of: 1) 13 months following an underwritten secondary offering or, 2) 24 months from the closing date. See below for description of debt modification accounting treatment.	133,333	0

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

On December 28, 2012 the Company issued 5.86 Units to an investor where each consisted of an original issue discount note of $33,333 (aggregate $195,333) for a purchase price of $25,000 per unit, and a right to receive common shares (the “Rights”) at a rate of 0.03% of the outstanding shares of the Company’s common stock outstanding on the earlier of 1) the day immediately preceding the note redemption date, 2) the note maturity date of May 31, 2013 or 3) the date of conversion of the notes to equity. The note bears an interest rate of 15% on the Purchase Price. Ultimately the shares under the Rights must be issued by May 31, 2013. The notes and accumulated interest will be redeemed at the time of any financing of debt or equity of a minimum of $12 million completed by the Company prior to the maturity date or, if not redeemed, at the option of the investor may be converted at any time after the Note issuance date: 1) to any public offering of the Company’s common shares or; 2) the value weighted average price of the Company’s common stock during the month of May 2013 if no public offering is completed before the maturity date. Based on the conversion terms of these Notes they are considered Stock Settled debt, and can be settled at their face value. In addition, the common shares issued pursuant to the Rights will have a put right by which the unit holder will be able to put the common shares issued to the Company for $25,000 per unit upon the earlier of: 1) 13 months following an underwritten secondary offering or, 2) 24 months from the closing date. The Company recorded the common stock rights as temporary equity at their redemption amount of $146,500 (See Note 8) with a related debt discount of $146,500 and recorded an original issue discount of $48,833, such discounts to be amortized over the term of the debt.	195,333	0

Total notes payable	4,128,537	3,940,163
Debt discount, net of interest amortization	(195,333)	(8,552)

Total notes payable, net of debt discount	3,933,204	3,931,611
Notes payable, related parties - current	(746,218)	(275,638)

Total notes payable, unrelated parties, net of debt discount	3,186,986	3,655,973
Less: Current portion of notes payable, net of debt discount	(3,182,281)	(3,622,538)
Notes payable, net of current portion	$4,705	$33,435

Note Modifications

The above descriptions of the first group of convertible notes due March 1, 2011 and the respective classifications as current or non-current liabilities reflect the terms under modified note agreements issued in May 2010 in accordance with ASC 470-10 "Short Term Obligations Expected to be Refinanced". Original notes were issued during 2007, 2008 and 2009 with due dates of one-year from the note date and conversion terms at a 25% discount from any future equity offering price. No beneficial conversion values were originally recorded at the note dates since the conversion features were considered contingent and no value disclosed since such value could not be computed at the notes dates. The conversion features are still considered contingent as of December 31, 2012. A modification to the notes was done in May 2010 whereby $776,338 considered in default was cured. There was no other accounting effect for the modification which occurred in May 2010.

The modification of the above February 12, 2012 $133,333 Note was treated as a debt extinguishment in accordance with ASC 470, “Debt with Conversion and Other Options” and all remaining discounts and premiums and old note was removed and a new note for $133,333 was recorded and common stock Rights were recorded as temporary equity at their redemption amount of $100,000 (see Note 8) with a loss on debt extinguishment of $100,000 recognized.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

Public Event

On May 1, 2011 the 7th month benchmark after a defined public event (October 25, 2010 Reverse Recapitalization) was reached. As a result of reaching this benchmark, as of December 31, 2011 the Company was required to issue a total of 301,523 warrants to holders of twenty-nine convertible notes that specified the terms listed above. Since none of the notes had been converted, this represents 25% of the shares the holders would have received if the first five months of the principal and total accrued interest were converted as specified under the terms of the notes. The five year warrants have an exercise price of $1.89. The warrants were valued at $0.79 per warrant under calculations performed using the Black-Scholes model and resulted in a charge of $238,203 being recorded in the year ended December 31, 2011. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default. In addition, since the Company did not file a Registration Statement by June 1, 2011 as stipulated in the Agreement, it was required to issue additional warrants as liquidated damages equal to 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement was delayed, capped at 10%. In accordance with these terms, the delay resulted in the Company agreeing to issue the Noteholder 30,152 warrants as of December 31, 2011. These five year warrants, with an exercise price of $1.89, were valued at $0.79 per warrant under calculations performed using the Black-Scholes model and resulted in a charge of $23,820 being recorded in the year ended December 31, 2011. In total, 331,675 warrants were issued with a value of $262,023. During the year ended December 31, 2012 a total of 33,139 additional warrants with a value of $26,181 were issued under the terms of these notes.

As of December 31, 2012 the Company had outstanding notes that were past due for a total of $3,716,436 that were due on December 31, 2012 or prior. Accrued interest on these notes totaled $1,538,990. As of the date of this report, the Company had received one Notification of Default for the note in the amount of $1,170,718 which is included in the above past due balance. The accrued interest on this note totaled $496,895.

6. Loans Payable

As of December 31, 2012 and 2011, the Company owed a balance of $70,000 and $89,080, respectively, to various investors on unsecured, non-interest bearing advances the Company received in 2010 which were recorded as loans payable. During the year ended December 31, 2012 the Company repaid a total of $19,080 of these loans.

7. Commitments and contingencies

Legal Matters - Management has been notified of a legal claim against the Company whereby an investor relations consultant claims he is owed stock compensation under a March 9, 2010 consulting agreement. The agreement describes common stock payments of 400,000 shares to be issued on October 25, 2010 and 100,000 shares each month for the following 11 months for a total of 1,500,000 shares. Management asserts that no services were performed and no share or other compensation is due to the consultant except for $25,000 the consultant loaned to the Company which is recorded as a loan payable in the accompanying December 31, 2012 and 2011 consolidated balance sheets. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No additional liability has been accrued for this claim as of December 31, 2012.

Advisor Agreement - The Company entered into a non-exclusive agreement on June 14, 2012 with a Swiss Corporation, (the advisor) to assist the Company in raising capital. If the Advisor arranges or introduces the Company to any source (each individually, the “Advisor Source”) who provides an equity financing, including any securities convertible into equity (the “Equity Financing”), and the Company closes a transaction with such provider, the Company shall pay the Advisor at closing: (i) commissions in cash in an amount equal to ten percent (10%) of the total gross cash proceeds of the Equity Financing including any fees due to third parties and (ii) a total Warrant Fee including any third parties equal to ten percent (10%) of the shares of the Common Stock issued at closing or to be issued upon conversion of any convertible securities and/or exercise of any derivative securities (including, without limitation, warrants or options) issued in the Business Combination.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

If the Advisor introduces the Company to any Advisory Source who provide any of the following capital instruments for the Company (each a “Transaction”), the Company shall pay the Advisor a cash fee at closing based upon the total face value of the Transaction of one and one-half percent (1.5%) of any revolving credit line.

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

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

Management Agreement – On June 3, 2010, the Company entered into three-year management agreements with two key members of management. The agreements commit the Company to pay a combined total of $339,000 per year in base salary and stock compensation as determined by the Board of Directors.

A third agreement was also executed; however the management member never performed any services under the agreement. The Company has terminated this agreement in 2011 as the individual has not performed any of the services and is therefore no longer affiliated with the Company. The Company has no continuing obligations under this agreement as of December 31, 2012.

Penalty Contingency - As discussed under Note 5, “Public Events”, certain penalty and other ongoing warrant issuances are due under various note agreements. These continuing warrant grants will continue to be expensed at fair value in future periods and may cause dilution to current shareholders if such warrants are exercised.

Financing Commitment – In December 2012 the Company advanced MidMarket Capital Partners $10,000 for expenses in anticipation of obtaining a Commitment Letter whereby MidMarket and/or its affiliates would provide financing which would be used to: 1) refinance existing debt; 2) partially finance certain potential acquisitions and 3) provide working capital. The $10,000 was recorded as prepaid expense. See Note 15.

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

Common Stock Rights ("Rights") - In December 2012 the Company issued Rights in connection with the issuance of new and modified convertible promissory notes (see Note 5). Based on the terms of the Rights, the shares must be issued by the related convertible promissory notes maturity date of May 31, 2013. Management evaluated whether these Rights qualified as a liability under ASC 480 "Distinguishing Liabilities from Equity" but determined it did not since the fair value of the Rights varied based on various terms of the Rights. Management then evaluated whether these Rights should be treated as a derivative but determined it did not since due to the thinly trading stock and the restrictions of the underlying common stock, it did not meet the "readily convertible into cash" criteria under ASC 815 "Derivatives and Hedging". Accordingly, the Rights have been presented as temporary equity at their redemption value of $246,500 in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin Topic 3C "Redeemable Preferred Stock". The Company recorded a debt discount of $146,500 relating to the new notes and related Rights while it recorded $100,000 of loss on debt extinguishment related to the modified notes.

Common Stock Issued and Issuable - Due to certain administrative delays, of the total 48,822,146 common shares outstanding at December 31, 2012, 1,943,815 shares remain to be physically issued by the transfer agent.

Common Stock

In 2006 the Company issued 29,966,557 common shares to founders for no consideration. The value of these shares was deminimis.

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

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

In October 2010, prior to the recapitalization transaction, the Company redeemed 14,234,114 common shares from an original founder for $100,000. These shares represented 100% of that founder's equity interests. The shares were redeemed in exchange for a secured promissory note for $100,000. The note bore interest at 7% and was due November 1, 2010. The note was secured by the redeemed equity interests that were held in escrow until the note was paid. The payment of principal and interest was made in November 2010. The Company recognized a $537 gain on repayment of this note related to accrued interest.

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

At January 29, 2011 (the Penalty date) a 1% common stock interest or 349,805 common shares became due to a lender pursuant to a settlement agreement and promissory note (see $1,170,718 promissory note on Note 5). Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $1.20 per share on the Penalty date which is considered the measurement date for a total of $419,766. At May 28, 2011 (the Penalty date) an additional 1% common stock interest or 357,715 common shares became due to the same lender under the terms of the same agreement. Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $0.85 per share on the Penalty date which is considered the measurement date for a total of $304,058. At September 26, 2011 (the Penalty date) an additional 1% common stock interest or 367,189 common shares became due to the same lender under the terms of the same agreement. Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $0.45 per share on the Penalty date which is considered the measurement date for a total of $165,235. In total, 1,074,709 penalty shares were issued valued at $889,059.

As a result of requirements under the terms of the convertible notes, the Company agreed to issue a total of 331,675 warrants to the note holders during the year ended December 31, 2011. These five year warrants, with an exercise price of $1.89, were valued at $0.79 per warrant under calculations performed using the Black-Sholes model according to the following assumptions. The risk-free rate of 1.81% was the five year nominal fed rate at the date of issuance. The volatility factor was determined based the historical volatility of the Company and was calculated to be 174%. The assumed dividend yield was 0% and the expected life of the warrant was assumed to be five years, which is the stated life of the warrant. This resulted in a charge of $262,023 being recorded to Additional Paid in Capital in the year ended December 31, 2011. See Note 5, Public Event and Note 7, Penalty Contingency.

During the year ended 2011, the Company raised a total of $376,000 by agreeing to issue a total of 1,532,353 common shares to multiple investors at prices per share of $0.34 and $0.05.

In August 2011 the Company issued 75,000 shares for services valued at their fair value on the agreement date of $37,500.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

During year ended December 31, 2012 the Company raised $423,500 by agreeing to issue multiple investors a total of 7,770,000 shares of the Company’s common stock at prices of $0.05 and $0.10 per share. Also, during the year ended December 31, 2012 the Company issued 1,450,000 shares to multiple individuals for consulting services rendered for investor relations related matters. These 1,450,000 shares were valued at $0.05, which was the fair market value based on contemporaneous sales to third parties at $0.05 per share and resulted in a charge of $72,500 being recorded as consulting expense.

During the year ended December 31, 2012 an investor agreed to exchange a $50,000 note payable along with $3,987 of accrued interest for 960,002 shares of the Company’s common stock. The shares were valued at $48,000 or $0.05 per share which was the fair market value based on contemporaneous sales to third parties. This resulted in the Company recording a $5,987 gain on settlement of debt. Also, during the year ended December 31, 2012 a related party investor agreed to exchange a $35,000 note plus related accrued interest of $4,638 for 102,941 shares of the Company’s common stock. These shares were valued at $0.34 per share and resulted in $39,638 recorded to additional paid in capital.

In December 2012 a creditor was issued 500,000 shares of the Company’s common stock for $20,000 of legal services performed in 2012 (102,564 shares) and in settlement of an outstanding debt of $77,500 for previous legal work performed (397,436 shares). The fair market value of the shares at time of authorization was $100,000 or $0.20 per share based on the quoted trading price. As a result, the Company recorded a $2,500 loss on settlement of debt.

At January 24, 2012 (the Penalty date) a 1% common stock interest or 376,626 common shares became due to a lender as the fourth and final installment pursuant to a settlement agreement and promissory note. Those shares of common stock are considered to be issued and were recorded as loan penalty expense based on the common stock quoted market value of $0.46 per share on the Penalty date which is considered the measurement date for a total of $173,248.

As a result of the terms specified under the convertible notes issued in February 2012, the Company recorded $45,441 as additional paid in capital for the relative fair value of the warrants issued in conjunction with the notes.

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 33,139 warrants to the noteholders during the year ended December 31, 2012. These five year warrants, with an exercise price of $1.89, were valued at $0.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge of $26,181 being recorded in the year ended December 31, 2012. (See Note 5)

9. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, common stock rights, warrants and convertible securities. For the year ending December 31, 2011 during which the Company reported a loss, 331,675 warrants and 1,202,092 common shares were issuable under conversion features of convertible notes and related accrued interest. For the year ending December 31, 2012 during which the Company reported a loss, 652,170 warrants, 1,338,649 common shares issuable under conversion features of convertible notes and 144,416 common shares issuable under common stock rights were excluded from the diluted loss per share computation as their effect would be anti-dilutive. These common stock equivalents may dilute future earnings per share.

10. WARRANTS FOR COMMON STOCK

The Company estimates the fair value of compensatory type warrants by utilizing the Black-Scholes pricing model, which is dependent upon several variables. The fair value for warrants issued during the year ended December 31, 2012 was estimated at the date of issuance according to the following assumptions. The risk-free rate of 1.04% was the five year nominal fed rate at the date of issuance. The volatility factor was determined based on the historical volatility of the Company and was calculated to be 174%. The assumed dividend yield was 0% and the expected life of the warrant was assumed to be five years, which is the stated life of the warrant.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

The Black-Scholes pricing model was developed for use in estimating the fair value of options and warrants and is dependent on the input of subjective assumptions. While the Company believes these estimates to be reasonable, the warrant expense recorded would increase if a higher volatility was used, or if the expected dividend yield increased.

A Summary of the Company’s warrant activity during the year ended December 31, 2012 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life

Balance at beginning of year	331,675	$1.89
Issued or Issuable	320,495	$0.51
Cancelled or Expired	-	-
Exercised	-	-

Outstanding at end of period	652,170	$1.21	3.83
Exercisable at end of period	652,170	$1.21	3.83

At December 31, 2012 the warrant exercise price of $1.89 exceeded the market value of the Company’s stock price, therefore the intrinsic value of the outstanding warrants was $0. The weighted average grant date fair value in 2012 was $1.04.

11. PURCHASE AGREEMENT

In July 2011 the Company entered into a Stock Purchase Agreement whereby the Company agreed to purchase 49% of Scalix, Inc, a Delaware corporation, from Xandros, Inc. a Delaware corporation, for a Purchase Price of $5,750,000. Under the terms of the agreement, upon execution of the agreement, the Company will pay $150,000 in cash. In addition, the Company will pay an additional $200,000 in cash upon closing of the transaction with Socius plus $150,000 upon closing of a secondary funding transaction of $1,750,000 with a third investor. This total of $500,000 is defined as an “Execution Deposit Amount”. If the Company receives $10 million (“Target Raise”) in aggregate gross investment, within five days of receiving such investment, the Company will pay the purchase price less any amounts previously paid. If the Company receives an investment of an amount less than the “Target Raise”, which shall be defined as the “Tranche Raise”, then the Company will pay an amount equal to 20% of the Tranche Raise if the raise is less than $3,750,000 or an amount equal to 40% of the Tranche Raise if the cumulative amount is equal to or greater than $3,750,000. If by October 15, 2011 (the “Minimum Payment Date”), the Company has not paid Xandros the full purchase price, the Company shall have the option of paying Xandros $500,000 (not inclusive of amounts previously paid hereunder) (the “Minimum Amount Payable”) in exchange for a two-month extension to pay the Purchase Price in full. The Minimum Amount Payable shall be applied against the purchase price. In the event the Company a) does not pay Xandros the Purchase Price or the Minimum Amount Payable on or before the Minimum Payment Date or b) in the event the Company has paid the Minimum Amount Payable on or before the Minimum Payment Date and has not paid the full Purchase Price by January 1, 2012, then Xandros shall have the option to terminate the agreement. If the agreement is terminated the Company shall own a number of shares of Scalix which is calculated pro rata based on the amounts the Company paid to Xandros against the $5,750,000 to be paid for the full 49 shares in Scalix. Xandrox has not exercised its option to terminate. The Company is presently negotiating to extend the dates. The Company paid $100,000 of the “Execution Deposit Amount” on July 5, 2011.As of the date of this report the Purchase Agreement has not been consummated and negotiations with Xandros are not currently in progress. Accordingly, the Company has recorded a charge of $100,000 as a Reserve for Uncollectible Deposit due to the possibility that the deposit will not be recovered.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

12. Related Parties

At December 31, 2012 and 2011 there were $746,218 and $275,638, respectively, due to principal shareholders of the Company under promissory notes due on September 1, 2011 and December 31, 2012 (see Note 5). The increase was due to a reclassification of $310,000 to related party notes for a noteholder who became a principal stockholder related party in 2012 and due to $160,580 of new notes from another related party principal stockholder.

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

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and governmental entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. A noninterest-bearing transaction account is a deposit account where interest is neither accrued nor paid; depositors are permitted to make an unlimited number of transfers and withdrawals; and the bank does not reserve the right to require advance notice of an intended withdrawal. The Company had no uninsured balances at December 31, 2012 and has not experienced losses on such accounts.

14. INCOME TAXES

From September 18, 2006 (inception) to the recapitalization date of October 25, 2010, the Company was treated as a partnership for federal Income tax purposes. The corporate tax benefits of its losses were passed through to its owners and the Company did not have any income tax expense or benefit. Starting October 25, 2010 the Company became subject to paying income tax. There was no income tax expense from October 25, 2010 to December 31, 2010 or for the years ended December 31, 2012 and 2011 due to the Company's net losses.

The blended Federal and State tax rate of 37.63% applies to loss before taxes. The Company's tax expense differs from the “expected” tax expense for Federal income tax purposes for the years ended December 31, 2012 and 2011 (computed by applying the United States Federal Corporate tax rate of 34% to net loss before taxes), as follows:

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

	Year Ended
	December 31, 2012	December 31, 2011

Computed “expected” tax benefit	$(652,265)	$(919,083)
State income tax	(69,639)	(98,126)
Meals and entertainment	7,656	8,803
Other	817	-
Change in deferred tax asset valuation allowance	713,431	1,008,406
Deferred tax asset	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities is as follows at December 31:

Deferred tax assets:	December 31, 2012	December 31, 2011

Net operating loss carryforward	$1,487,087	$1,056,687
Gain on foreign currency exchange rates	(1,425)	(2,671)
Warrants granted	108,451	-
Accrued officer salaries	173,334	-
Less valuation allowance	(1,767,447)	(1,054,016)
Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2012 was $1,767,447. The increase in 2012 was $713,431. The Company has a net operating loss carry forward of approximately $3,951,865 available to offset future U.S. net income over 20 years through 2032.

The utilization of the net operating loss carry forwards is dependent upon the ability of the Company to generate sufficient taxable income during the carry forward period.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2012, tax years 2012, 2011 and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years

15. Subsequent events

In January 2013 the Company received $30,000 by agreeing to issue 300,000 shares of the Company’s common stock to an investor for $0.10 per share.

On January 2, 2013 the Company issued 63,145 shares of the Company’s common stock to an investor in payment of $7,266 of interest on a note that had accrued to that date. The shares were valued at $0.115 per share, which was the fair value based on the quoted trading price on the date of issuance.

On February 1, 2013 the Company obtained a commitment letter from MidMarket Capital Partners to provide, through one or more affiliates, a senior secured term loan facility the proceeds of which will be used to 1) refinance existing debt; 2) partially finance certain acquisitions and 3) provide working capital subject to certain terms and conditions. The Company provided a $25,000 deposit, in addition to the $10,000 deposit previously paid (see Note 7), which will be applied to various transactions fees. In the event that a transaction does not take place, the $35,000 deposit will be returned to the Company, less any out of pocket expenses incurred by MidMarket. At the time of this report, no definitive transaction had occurred. The Company also paid $10,000 as a retainer to an attorney for legal services anticipated to be incurred in association with this transaction.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011 and from September 18, 2006 (Inception) to December 31, 2012

On February 13, 2013 the Company agreed to issue 277,778 shares of the Company’s common stock to an investor for $50,000 or $0.18 per share.

In March 2013 the Company issued 25,000 shares and 11,111 shares to two investors for $5,000 and $2,000 respectively. These shares were sold at $0.20 and $0.18 per share, which was based on the quoted trading price of the Company’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer, and our acting Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2012:

•	Segregation of duties in the handling of cash, cash receipt, and cash disbursement was not formalized.
•	Lack of an audit committee or similar group of Board members resulting in ineffective oversight of internal controls and financial reporting.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting in 2012. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Internal controls over financial reporting is not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt smaller reporting companies.

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

Name	Age	Position

Leif Andersen	57	President, Chief Executive Officer and Director

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

In May of 2003, our CEO Leif Andersen was the President of Vermax, Inc. and he guided Vermax, Inc. through Chapter 11 reorganization.   Vermax, Inc. exited Chapter 11 successfully in September 2004.  Additionally, due to representations from the senior lender of Vermax, Inc. related to Mr. Andersen’s personal guarantee on a loan to Vermax, Inc., Mr. Andersen entered into a Chapter 13 reorganization in October 2003 to protect his personal assets, which was voluntarily dismissed in May 2004.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table:

The table below sets forth, for our last two fiscal years, the compensation earned by our officers and directors.

Name and			Deferred		Stock	Option	All Other
Principal Position		Salary (1)	Compensation	Bonus	Awards	Awards	Compensation (2)

Leif Andersen	2012	$116,291	$-	$-	$-	$-	$1,600
CEO and Director	2011	$128,283	$-	$-	$-	$-	$2,926

John Sauickie (3)	2012	$0	$-	$-	$-	$-	$0
CFO and Vice President	2011	$0	$-	$-	$-	$-	$0

Notes:

(1)	Mr. Andersen is owed $485,907 which represents the aggregate differential from his employment contract amounts versus the compensation he has actually received
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

Mr. Andersen was paid $117,891 in compensation from Sebring during the year ended December 31, 2012.  Pursuant to an agreement between Sebring and Mr. Andersen, Sebring agreed to pay Mr. Andersen $485,907 in accrued, but unpaid salary according to the terms of his current and former employment agreements.

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

Mr. Sauickie’s employment agreement included a non-compete clause, whereby Mr. Sauickie agreed not to compete with Sebring for a period of two years following the termination of the employment agreement. However, Mr. Sauickie’s employment agreement never entered into effect as Mr. Sauickie never performed any duties according to the requirements of the employment agreement. The company therefore did not have an employment relationship with Mr. Sauickie on December 31st, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of Common Stock as of December 31, 2012, by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of Common Stock based on 48,822,146 shares of common stock, $0.0001 par value per share, outstanding (which number includes 1,943,815 shares which have not been physically issued to date), but have been included in the number of issued and outstanding shares disclosed throughout this report, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of December 31, 2012.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage Beneficially Owned

Leif Andersen Chief Executive Officer and Director of the Company and Sebring 1400 Cattlemen Rd, Suite D Sarasota, Florida 34232	14,506,126	(1)	30.0%

Joel Fedder 3590 Mistletoe Lane Long Boat Key, FL 34228	7,049,728		14.6%

Lester Petracca c/o Triangle Equities 30-56 Whitestone Expressway Whitestone, NY 11354	4,447,991		9.2%

Galileo Asset Mgmt Avenue De Gratta-Paille 2 Geneve Switzerland	3,700,343		7.7%

San Rafael Consulting 8560 Heron Lagoon Cir Sarasota, FL 34242	2,502,220		5.2%

All Officers and Directors as a Group (1 person)	14,506,126	(1)	30.0%

(1) Mr. Andersen holds 14,506,126 shares of the Company’s common stock through Thor Nor, LLC, an entity which he controls.  Includes 272,012 shares issuable in connection with the conversion of an outstanding convertible promissory note and accrued interest held by Thor Nor, LLC, in the amount of $275,638, which has a conversion rate of $1.72 per share.  Does not include any warrants due to Thor Nor, LLC in connection with the $275,638 of Convertible Notes held by it, as such warrants have not been granted to date.

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

There is an agreement between Sebring Inc. and Leif Andersen to pay Mr. Andersen $485,907 in accrued, but unpaid salary, as of December 31, 2012. Mr. Andersen is the father of L. Michael Andersen, who is Director of Sales and Marketing for the Company and whose employment terms are discussed below.

Sebring has an employment agreement in place with L. Michael Andersen, its Director of Sales and Marketing.  The employment agreement has a three year term, effective as of June 3, 2010, and provides for yearly compensation to Mr. Andersen of $89,000 as well as bonuses as determined by the Board of Directors. Michael Andersen’s employment agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “Cause” as defined in the agreement or Mr. Andersen for “Good Reason” as defined in the agreement.  In the event the employment agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring. Mr. Andersen is owed $52,292 in accrued but unpaid salary as of December 31, 2012.

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

	Years Ended December 31,
Category	2012	2011
Audit Fees	$45,000	$45,000
Audit Related Fees	3,000	2,500
Tax Fees	0	0
All Other Fees	0	0

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

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

2.1(5)	Exchange and Reorganization Agreement dated as of October 25, 2010

2.2(5)	Spin-Off Agreement by and among Sumotext Incorporated, Tim Miller and Jim Stevenson effective as of October 25, 2010

3.1(1)	Articles of Incorporation

3.2(3)	Certificate of Change Pursuant to NRS 78.209

3.3(7)	Amendment to Articles of Incorporation

3.4(1)	Bylaws

10.1(4)	Securities Purchase Agreement

10.2(4)	Spin-Off Agreement

10.3(5)	Settlement Agreement by and between Lester Petracca and Sebring Software, LLC dated as of October 1, 2010

10.4(5)	Secured Promissory Note issued by Sebring Software, LLC to Lester Petracca dated as of October 1, 2010

10.5(5)	Security Agreement by and between Lester Petracca and Sebring dated as of October 1, 2010

10.6(5)	License Agreement by and between Sebring Software, LLC and Engineering Consulting and Solutions, GMBH dated as of October 22, 2010

10.7(5)	Form of Convertible Promissory Note

10.8(5)	Redemption and Security Agreement by and between Die CON AG and Sebring Software, LLC dated as of October 22, 2010

10.9(5)	Redemption Note issued by Sebring Software, LLC to Die CON AG dated as of October 22, 2010

10.10(5)	Employment Agreement by and between Leif Andersen and Sebring Software, LLC dated as of June 3, 2008

10.11(5)	Resignation letter to Sumotext Incorporated from Tim Miller

10.12(6)	Employment Agreement by and between John J. Sauickie and Sebring Software, LLC dated as of June 3, 2008

10.13(6)	Employment Agreement by and between L. Michael Andersen and Sebring Software, LLC dated as of June 3, 2008

10.14(6)	Letter Agreement by and between Sebring Software, LLC and New World Merchant Partners dated as of August 2, 2010

10.15(6)	Letter Agreement by and between Sebring Software, LLC and Abraxis Financial dated as of August 1, 2010

10.16(6)	Investment Advisory Agreement by and between Sebring Software, LLC and Galileo Asset Management, SA dated as of April 5, 2007

10.19(6)	Description of oral agreement between Sebring Software, LLC and Howard and Company regarding real property lease of Company’s headquarters

10.20 (8)	Investment Advisory Agreement by and between Sebring Software, LLC and Wellington Shields for private placement dated January 27, 2012

10.21(8)	Agreement with respect to a public offering by and between Sebring Software, LLC and Wellington Shields dated January 27, 2012

16.1(2)	Letter from M & K CPAS, PLLC

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as Exhibit to the Company’s Report on Form 10-K, filed with the Commission on December 14, 2010.

(8) Filed as Exhibit to the Company’s Report on Form 10-K, filed with the Commission on March 30, 2012.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEBRING SOFTWARE, INC.

Date: April 15, 2013	By:	/s/ Leif Andersen
Leif Andersen
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2013

By:	/s/ Leif Andersen
Leif Andersen
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

