Form 10-Q
period 2013-03-31
Sebring Software, Inc.
filed 2013-05-20
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 14, 2013, the registrant had 60,490,120 shares of common stock, $0.0001 par value per share, issued and outstanding.

Table of Contents

		Page #

Part 1	Financial Information:
Item 1	Financial statements:
	Sebring Software, Inc. and Subsidiary Consolidated Financial Statements Three Months Ended March 31, 2013 and 2012 and for the Period from September 18, 2006 (inception) to March 31, 2013	1

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II	OTHER INFORMATION:
ITEM 1	LEGAL PROCEEDINGS	18

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4	MINE SAFETY DISCLOSURES	18

ITEM 5	OTHER INFORMATION	18

ITEM 6	EXHIBITS	18

	Signatures	19

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiary

(a development stage company)

Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

and for the Period from September 18, 2006

(Inception) to March 31, 2013

1

Sebring Software, Inc. and Subsidiary

(a development stage company)

Sebring Software, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash	$25,414	$84,073
Prepaid expenses	35,000	10,000
Total current assets	60,414	94,073

Furniture, equipment and vehicles, net	23,094	30,269
Deposits	1,000	1,000
Total assets	$84,508	$125,342

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$284,009	$255,663
Accrued payroll related liabilities	748,057	649,682
Accrued interest payable	1,703,185	1,559,398
Current portion of notes and convertible notes payable, net of debt discount	3,271,830	3,182,281
Loans payable	70,000	70,000
Notes payable, related parties	768,138	746,218
Total current liabilities	6,845,219	6,463,242

Notes payable, net of current portion	-	4,705
Total liabilities	6,845,219	6,467,947

Commitments and contingencies (Note 5)		-

Redeemable common stock rights ($246,500 redemption value)	246,500	246,500

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock issued or to be issued- $0.0001 par value, 1,100,000,000 shares authorized, 49,624,180 and 48,822,146 shares issued or to be issued and outstanding, at March 31, 2013 and December 31, 2012, respectively.	4,962	4,882
Additional paid-in-capital	2,274,799	2,160,614
Deficit accumulated during the development stage	(9,286,972)	(8,754,601)
Total stockholders' deficit	(7,007,211)	(6,589,105)
Total liabilities and stockholders' deficit	$84,508	$125,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		September 18, 2006
	March 31		(inception) to
	2013	2012	March 31, 2013
Operating expenses:
Employee compensation and benefits	$163,764	$92,021	$2,364,451
Impairment expense	-	-	452,287
General & administrative expenses	100,344	140,697	2,591,276
Total operating expenses	264,108	232,718	5,408,014
Loss from operations	(264,108)	(232,718)	(5,408,014)

Other income (expense):
Gain/(Loss) on debt settlement/extinguishment	-	-	(38,402)
Loan penalty	-	(173,248)	(1,062,307)
Gain/(Loss) on foreign currency transactions	5,009	(4,880)	27,675
Interest expense	(273,272)	(151,164)	(2,805,924)
Total other income (expense), net	(268,263)	(329,292)	(3,878,958)
Net loss	$(532,371)	$(562,010)	$(9,286,972)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.28)

Weighted average shares outstanding - basic and diluted	49,433,341	38,351,961	33,718,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Stockholders' Deficit
Three Months Ended March 31, 2013
(Unaudited)

						Deficit
						Accumulated
			Common Stock issued		Additional	During the	Total
	Preferred Stock		or to be issued		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance - December 31, 2012	-	$-	48,822,146	$4,882	$2,160,614	$(8,754,601)	$(6,589,105)

Sale of common stock	-	-	613,889	61	86,939	-	87,000

Issuance of penalty warrants on notes payable	-	-	-	-	6,249	-	6,249

Common stock issued for interest	-	-	63,145	6	7,260	-	7,266

Common stock to be issued for compensation	-	-	125,000	13	13,737	-	13,750

Net loss for period ended March 31, 2013	-	-	-	-	-	(532,371)	(532,371)

Balance - March 31, 2013	-	$-	49,624,180	$4,962	$2,274,799	$(9,286,972)	$(7,007,211)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended		September 18, 2006
	March 31		(inception) to
	2013	2012	March 31, 2013
Cash flows from operating activities:
Net loss	$(532,371)	$(562,010)	$(9,286,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,175	7,241	64,885
Common stock issued for services	-	-	167,500
Common stock issued for compensation	13,750	-	13,750
Common shares issued for loan penalty	-	173,248	1,062,307
Loss on debt extinguishment	-	-	(61,598)
Gain on debt settlements	-	-	100,000
Reserve for uncollectible deposit	-	-	100,000
Impairment expense	-	-	452,287
Amortization of debt issuance costs	-	-	140,000
Amortization of put premium	-	-	33,333
Amortization of debt discount	115,898	15,742	293,946
Issuance of penalty warrants in conjunction with notes	6,249	2,894	294,452
Changes in assets and liabilities:
Prepaid expenses	(25,000)	-	(35,000)
Deposits	-	-	(1,000)
Accounts payable and accrued liabilities	35,612	15,600	566,349
Accrued payroll related liabilities	98,375	40,329	748,056
Accrued interest payable	143,788	132,391	2,024,513
Net cash used in operating actives	(136,524)	(174,565)	(3,323,192)
Cash flows from investing activities:
Investment pursuant to recapitalization	-	-	(286,147)
Software development costs	-	-	(100,000)
Stock purchase deposit	-	-	(452,287)
Purchase of furniture and equipment	-	-	(2,726)
Net cash used in investing activities	-	-	(841,160)
Cash flows from financing activities:
Payment of debt issuance costs	-	-	(140,000)
Proceeds from issuance of common of stock	87,000	50,000	886,500
Proceeds from issuance of notes payable		162,500	3,756,138
Repayment of loans and advances		-	(19,080)
Repayment of notes payable	(9,135)	(22,069)	(193,792)
Repayment of notes issued for redemption of equity interest		-	(100,000)
Proceeds provided by financing activities	77,865	190,431	4,189,766
Net increase (decrease) in cash	(58,659)	15,866	25,414
Cash, beginning of period	84,073	12,222	-
Cash, end of period	$25,414	$28,088	$25,414

Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
Supplemental Non-Cash Investing and Financing Activities:
Purchase vehicles with notes payable	$-	$-	$85,252
Accounts payable settled with note payable	$-	$-	$178,531
Note payable principal and interest refinanced	$-	$-	$1,062,165
Stock based lender fees recorded as debt discount pursuant to settlement	$-	$-	$21,053
Lender fee recorded as discount pursuant to settlement	$-	$-	$108,553
Note issued for redemption of equity	$-	$-	$100,000
Deemed issuance of common stock pursuant to recapitalization	$-	$-	$1,620
Relative fair value of warrants issued with convertible notes	$-	$45,441	$45,441
Exchange of notes and accrued interest for common stock	$-	$-	$93,625
Exchange of accounts payable and accrued expenses for common stock	$-	$-	$77,500
Debt discount on common stock rights	$-	$-	$146,500
Original issue discounts	$-	$-	$48,833
Reclassification of notes to related party notes	$21,920	$-	$331,920
Loan fee discount	$-	$-	$3,000
Common stock issued for accrued interest	$7,266	$-	$7,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements-Unaudited

Three Months ended March 31, 2013 and 2012 and from September 18, 2006 (Inception) to March 31, 2013

1. BASIS OF PRESENTATION, NATURE OF BUSINESS, ORGANIZATION, REVERSE RECAPITALIZATION

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the audited consolidated financial statements and footnotes of the company for the years ending December 31, 2012 and 2011.

Principles of Consolidation - The consolidated financial statements include the accounts of Sebring and its wholly-owned subsidiary, Sebring Software, LLC. All material intercompany balances and transactions have been eliminated in consolidation.

Nature of Business – Sebring Software, Inc. and Subsidiary ("the Company", "us", "we", "our") is in the software business and is focused on the Dental Practice Management industry (“DPM”). DPM companies combine acquisition and organic growth to boost revenues while instilling best practice management infrastructure to increase the dental practices’ profitability. Capital and cost efficiency have driven the dental services industry to join DPM companies rather than remain as sole practitioners. Most DPMs and dental practices use different software packages. Sebring plans to use software solutions to substantially reduce the cost of DPMs data entry.

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

The Company has been in the development stage through March 31, 2013. Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational opportunities.  Since its formation, the Company has not realized any revenues from its planned operations. (see Note 11 "Acquisitions" ).

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

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements-Unaudited

Three Months ended March 31, 2013 and 2012 and from September 18, 2006 (Inception) to March 31, 2013

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

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of advance receivable for collectibility, valuation of software for impairment analysis purposes, valuation of any derivatives or beneficial conversion features on convertible debt, valuation of stock or other equity-based instruments issued for services or settlements and valuation of deferred tax assets.

Recent Accounting Pronouncements – Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

2. Furniture, equipmentand VehicleS, net

The Company did not make any capital purchases during the three months ended March 31, 2013. The Company depreciates its fixed assets on a straight line basis over a three year life.

3. NOTES AND CONVERTIBLE Notes Payable

The Company has financed its operation mainly through the issuance of notes and convertible notes payable. The notes and convertible notes payable are as follows at March 31, 2013:

Convertible notes payable	$2,859,384
Non-convertible notes payable	1,233,718
Vehicle loans	26,301
Total notes payable	4,119,403
Debt discount, net of interest amortization	(79,435)
Total notes payable, net of debt discount	4,039,968
Notes payable, related parties – current	(768,138)
Total notes payable, unrelated parties, net of debt discount	$3,271,830

In December 2012 the Company issued notes which resulted in the recording of a debt discount and an original issue discount totaling $195,333 that was to be amortized through the notes maturity date of May 31, 2013. Accordingly, during the three months ended March 31, 2013 the Company amortized to interest expense a total of $115,898. The Company did not issue any new notes during the three months ended March 31, 2013.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements-Unaudited

Three Months ended March 31, 2013 and 2012 and from September 18, 2006 (Inception) to March 31, 2013

Past Due Notes - Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $3,764,436 of debt plus $1,679,052 of accrued interest as of March 31, 2013. As of March 31, 2013 the Company has been notified of default on one note with $1,170,718 of principal and $554,629 of accrued interest (see Note 11).

4. LOANS PAYABLE

As of March 31, 2013 the Company owed a balance of $70,000 to various investors on unsecured, non-interest bearing advances the Company received in 2010 which were recorded as loans payable. The Company did not make any payments on these loans during the three months ended March 31, 2013.

5. Commitments and contingencies

Advisor Agreement - On January 27, 2012 the Company entered into two agreements with Wellington Shields. Under the first agreement, Wellington Shields has been engaged for a term of 12 months to act as exclusive underwriter/broker with respect to a potential public offering of the Company’s common stock of $50 million. Wellington Shields will be compensated as follows: (a) an underwriting fee of 6% of the amount raised in the public offering; (b) a non-refundable retainer of $50,000 was paid on February 3, 2012 by an investor who loaned the funds to the Company and was recorded as a charge to investment expense; (c) the sale to Wellington Shields of warrants (“Underwrite Warrants”) equal to 3% of the total number of shares sold pursuant to the public offering. Underwriter warrants will be exercisable between the first and fifth anniversary dates of the Effective Date and shall be exercisable at a price per unit equal to 120% of the public offering price of the common shares; (d) the Company will bear all fees and expenses in connection with the proposed offering; (e) a success-based non-accountable expense allowance equal to 1% of the gross proceeds of the offering plus all incurred expenses In addition, the Company agrees to pay for the legal fees incurred by Wellington Shields, capped at $100,000. The success fee will continue for 18 months after cancellation or expiration of the agreement. Wellington Shields also receives preferential right to provide financing arrangements to the Company for any transaction closed by the Company during the term and, for a period of one year following the cancellation or expiration of the agreement, Wellington Shields shall have preferential right to participate as co-manager with no less than 25% economic interest (fees) in providing any financing arrangements for the Company. If any over-allotments occur during the distribution and sale of the shares, Wellington Shields is granted an option to purchase an amount of shares, not to exceed 15%, of the total number of shares initially offered to the public, for the period of 60 days from the Effective Date. This agreement is still in effect at the date of this report.

In the second agreement, the Company retained Wellington Shields as the exclusive placement agent and financial advisor to the Company in connection with a Private Placement transaction up to $15 million. Wellington Shields will be compensated as follows: (a) a success fee of 8% of gross proceeds of a successful placement; (b) non-callable warrants equal to 8% of the aggregate number of securities sold in the placement (“Placement Agent Warrants”). These warrants shall have a purchase price equal to 110% of the implied price per share of the Placement and shall be exercisable for a period of five years after the closing of the Placement. Wellington Shields will also be entitled to 8% compensation resulting from any cash generated by the Company upon exercise of warrants by investors introduced to the Company by Wellington Shields; (c) placement fee of 10% for any bridge loan or short term capital during the term of the agreement including 10% warrant coverage for investors introduced to the Company by Wellington Shields or a 3% fee plus 3% warrant coverage for any short term loans obtained by the Company for investors located by someone other than Wellington Shields; (d) expenses incurred by Wellington Shields after prior approval from the Company is obtained. The Agreement shall terminate at the close of business on June 30, 2012, but will continue unless cancelled by 30 days written notice. As of the date of this report, no cancellation notice has been delivered or received. The Company is obligated to pay the fees indicated herein for a period of 12 months after termination of the agreement for any transactions completed by the Company with parties introduced to the Company by Wellington Shields. In addition, if the Company closes a placement or transaction during the term, or for a period of 24 months commencing the later of (i) the date of the closing of the placement or (ii) the date of the closing of any transaction, Wellington shall have a preferential right whereby the Company will offer Wellington the first opportunity to provide any financing arrangements to the Company. This agreement is still in effect at the date of this report.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements-Unaudited

Three Months ended March 31, 2013 and 2012 and from September 18, 2006 (Inception) to March 31, 2013

Lender Contingency - Under an October 1, 2010 secured promissory note, a lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days (maximum of 4 issuances) that any amount is outstanding. The final set of shares to be issued under this agreement was recorded as of January 24, 2012.

Management Agreement – The Company has three-year management agreements for each of two key members of management that are in effect until June 2013 and December 2015, respectively. The agreements commit the Company to pay a combined total of $375,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition one key members of management has an Equity Participation clause in their agreement, whereby the employee shall be awarded 1,000,000 restricted shares of common stock, 125,000 restricted shares on the effective date of the agreement (1/1/2013) and 125,000 restricted shares every 90 days thereafter, until the abovementioned 1,000,000 shares have been issued.

Penalty Contingency - Certain penalty and other ongoing warrant issuances are due under various note agreements. These continuing warrant grants will continue to be expensed at fair value in future periods and may cause dilution to current shareholders if such warrants are exercised.

Financing Commitment – In December 2012 the Company advanced MidMarket Capital Partners $10,000 for expenses in anticipation of obtaining a Commitment Letter whereby MidMarket and/or its affiliates would provide financing which would be used to: 1) refinance existing debt; 2) partially finance certain potential acquisitions and 3) provide working capital subject to certain terms and conditions. The $10,000 was recorded as prepaid expense. On February 1, 2013 the Company obtained the referenced commitment letter. The Company provided a $25,000 deposit, in addition to the $10,000 deposit previously paid, which will be applied to various transactions fees. In the event that a transaction does not take place, the $35,000 deposit will be returned to the Company, less any out of pocket expenses incurred by MidMarket. The Company also paid $10,000 as a retainer to an attorney for legal services anticipated to be incurred in association with this transaction.

6. equity transactions

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

In January 2013 the Company received $30,000 for issuing 300,000 shares of the Company’s common stock to an investor for $0.10 per share.

On January 1, 2013, the Company granted 125,000 shares of common stock to a member of management according to the terms of his employment agreement. The stock was valued at $.11 per share, which was based on the quoted trading price of the stock at the date of issuance stated in the agreement. Accordingly, the Company recorded a charge of $13,750 as non-cash compensation expense since the shares were vested at the grant date.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements-Unaudited

Three Months ended March 31, 2013 and 2012 and from September 18, 2006 (Inception) to March 31, 2013

On January 2, 2013 the Company issued 63,145 shares of the Company’s common stock to an investor in payment of $7,266 of interest on a note that had accrued to that date. The shares were valued at $0.115 per share which was the fair value based on the quoted trading price on the date of issuance.

On February 13, 2013 the Company issued 277,778 shares of the Company’s common stock to an investor for $50,000 or $0.18 per share.

In March 2013 the Company issued 25,000 shares and 11,111 shares to an investor for $5,000 and $2,000 respectively. These shares were sold at $0.20 and $0.18 per share.

7. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the three months ending March 31, 2013 during which the Company reported a net loss, 660,081 warrants and 1,370,081 shares issuable under conversion features of convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive.

8. WARRANTS FOR COMMON STOCK

The Company estimates the fair value of issued warrants by utilizing the Black-Scholes pricing model, which is dependent upon several variables. The fair value for warrants issued during the three months ended March 31, 2013 was estimated at the date of issuance according to the following assumptions. The risk-free rate of 1.04% was the five year nominal fed rate at the date of issuance. The volatility factor was determined based on an independent consultant study and the assumed market volatility was calculated to be 174%. The assumed dividend yield was 0% and the expected life of the warrant was assumed to be five years, which is the stated life of the warrant.

The Black-Scholes pricing model was developed for use in estimating the fair value of options and warrants and is dependent on the input of subjective assumptions. While the Company believes these estimates to be reasonable, the warrant expense recorded would increase if a higher volatility was used, or if the expected dividend yield increased.

A Summary of the Company’s warrant activity for the three months ended March 31, 2013 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life

Balance at beginning of year	652,170	$1.89
Issued or Issuable	7,911	$1.89
Cancelled or Expired	-	-
Exercised	-	-

Outstanding at end of period	660,081	$1.22	3.63
Exercisable at end of period	660,081	$1.22	3.63

At March 31, 2013 the warrant exercise price exceeded the market value of the Company’s stock price, therefore the intrinsic value of the outstanding warrants was $0.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements-Unaudited

Three Months ended March 31, 2013 and 2012 and from September 18, 2006 (Inception) to March 31, 2013

9. Related Parties

At March 31, 2013 and December 31, 2012 there were $768,138 and $746,218 respectively, due to principal shareholders of the Company under promissory notes due on September 1, 2011 and December 31, 2012 (see Note 3).

10. Purchase Agreement

In July 2011 the Company entered into a Stock Purchase Agreement to purchase 49% of Scalix, Inc., a Delaware Corporation from Xandros, Inc., a Delaware Corporation. As part of the agreement, the Company provided a $100,000 cash deposit. The purchase has not been consummated and in 2012 the Company recorded a $100,000 Allowance for Uncollectible Deposit due to the possibility that the deposit would not be recovered. In March 2013 the Company concluded that the deposit was uncollectible and wrote off the deposit against the allowance. There was no effect to the financial statements for the three months ended March 31, 2013 as the expense was recorded when the allowance was established in 2012.

11. Subsequent events

Acquisitions and Related Debt and Warrants

On April 25, 2013, the Company and its subsidiaries, Sebring Dental of Arizona, LLC, AAR Acquisition, LLC, and Sebring Management FL, LLC (the “Guarantors”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Great American Life Insurance Company, Great American Insurance Company, United Teachers Associates Insurance Company, Continental General Insurance Company (the “Lenders”) and MidMarket Capital Partners, as agent for the Lenders. Under the terms of the Loan Agreement, the Lenders agree to loan the Company Sixteen Million Dollars ($16,000,000) in two separate tranches (the “Term Loan”). The first tranche of the Term Loan of Eleven Million Dollars ($11,000,000) shall be funded on the closing date of the Loan Agreement and the second tranche of Five Million Dollars ($5,000,000) shall be funded upon the Company’s written request in accordance with section 3.2(A) of the Loan Agreement. The obligation of Lenders to fund the second tranche of the Term Loan shall expire on May 25, 2013. Interest shall accrue on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2013, principal payments of $300,000 shall be due each quarter. Beginning on June 30, 2014, the quarterly principal payments shall increase to $400,000 per quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $800,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to $1,700,000 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. Additionally, the Lenders shall receive an aggregate of 4,506,600 warrants exercisable at $0.01 per share (the “Warrants”). The Warrants, which shall expire on April 25, 2023, have a put right where the Holder shall have the right, but not the obligation, to put some or all of the Warrants or the Warrant Shares to the Company upon the earliest to occur of (a) the second anniversary of the Original Issue Date, (b) an event constituting an Event of Default, (c) a Change of Control, or (d) the sale, liquidation or other disposition of the whole or a significant portion of the assets of, or equity in, the Company. The put price per Warrant Share shall be the greater of (i) the Minimum Put Price or (ii) the Fair Market Value of the Warrant Shares issuable upon exercise of this Warrant less the Exercise Price payable upon the exercise of the unexercised portion of this Warrant being put and if the Put Option is being exercised following a Change of Control, the highest price paid per share of Common Stock transferred in the Change of Control transaction less the Exercise Price payable upon the exercise of the unexercised portion of this Warrant being put. In the event of a reorganization, the Put Price shall, simultaneously with the happening of such event, be adjusted by multiplying the then Put Price by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such event and the denominator of which shall be the number of shares of Common Stock outstanding immediately after such event, and the product so obtained shall thereafter be the Put Price then in effect. As a result of this put feature, the warrant is a derivative that must be re-measured at each reporting period and the change in fair value reflected in the statement of operations. The fair value of the warrant on the original issuance date was $0.20 using the Black Scholes pricing model. The total value of the warrants on the original issuance date was calculated at $901,320 and is initially recorded as a debt discount and warrant liability with the debt discount to be amortized over the debt term.

On April 25, 2013, the Company and its subsidiary, Sebring Management FL, LLC (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “OSM Agreement”) with Orthodontic Specialists Management, LLC (“OSM”) and Alan D. Shoopak D.M.D. (“Shoopak”) and Dennis J.L. Buchman D.M.D. (“Buchman”). Under the terms of the OSM Agreement, OSM shall be merged with and into the Merger Sub and the separate existence of OSM shall cease (the “Merger”). In consideration of the Merger, the Company shall issue 9,849,220 shares of its restricted common stock, of which 4,924,610 shall be issued to Shoopak and 4,924,610 shall be issued to Buchman. Further, following the Merger, the Company shall pay off approximately Two Million Five Hundred Seventy-One Thousand Twenty-Three Dollars ($2,571,023) of OSM’s liabilities and refinance an additional Seven Hundred Twenty Thousand Eighty-Six Dollars ($720,086) of loans associated with entities controlled by Shoopak and Buchman. Additionally, in conjunction with the OSM Agreement, the Company entered into a consulting agreement with Alan D. Shoopak, DMD, P.L., a Florida limited liability company (“Shoopak’s LLC”) and a consulting agreement with Dennis J. L. Buchman, DMD, P.L., a Florida limited liability company (“Buchman’s LLC”) (together, the “Consulting Agreements”). The Consulting Agreements are for a term of three (3) years, and shall automatically renew for an additional two (2) years unless otherwise terminated by the terms of the Consulting Agreements. Shoopak’s LLC and Buchman’s LLC shall provide advice to the Company regarding clinical issues and dental practice related matters. Further, Shoopak’s LLC and Buchman’s LLC shall attempt to identify new dental practice business management relationships and shall identify dental practices that may have an interest in entering into arrangements whereby the Company will manage the non-professional business aspects of such dental practices. In consideration for the services performed under the Consulting Agreements, Shoopak’s LLC shall receive an annual fee of Five Hundred Fifty-Two Thousand Five Hundred Twenty-Three Dollars ($552,523), paid in equal monthly installments, and Buchman’s LLC shall receive an annual fee of Four Hundred Fifty Thousand Dollars ($450,000), paid in equal monthly installments.

Sebring Software, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements-Unaudited

Three Months ended March 31, 2013 and 2012 and from September 18, 2006 (Inception) to March 31, 2013

On April 25, 2013, the Company’s subsidiary, AAR Acquisition, LLC (“AAR”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Byron J. Larsen, Jennifer Iacobelli, Mitchell W. Ellingson, Kathryn Ellingson, MEBL Dental Management, P.C., Byron J. Larsen, DDS, PLLC, Image Dentistry of Glendale, P.C., Image Dentistry of Peoria, P.C., and Dentelli Corp. (the “Seller”). Under the terms of the Asset Purchase Agreement, the Sellers agree to sell and AAR agrees to purchase all of the undertaking, property and assets of the Seller used in the Seller's dental practice as a going concern, of every kind and description and wherever situated, including but not limited to the assets, inventory, equipment, patient lists, furniture, fixtures, accounts receivables, client databases and lists and files and leasehold improvements of the Practice, such as they are, in ‘as is” condition (the “Assets”). Seller shall retain and be responsible for all liabilities, debts, obligations and expenses of the Practice incurred prior to the date of Closing. Buyer shall be responsible for liabilities, debts, obligation and expenses of the Practice accruing on or after the Closing Date, including but not limited to any federal, state or local income or other tax liability of Seller. The purchase price for the Assets shall be Four Hundred Thousand Dollars ($400,000).

The Company paid approximately One Million Eight Hundred Thirteen Thousand Eight Hundred Seventy-Five Dollars ($1,813,875) in loan fees and acquisition costs in conjunction with the Loan Agreement, the OSM Agreement and the Asset Purchase Agreement. The acquisition costs were expensed as incurred and the loan fees are recorded as debt issue costs if paid to third parties or debt discount if paid to the lender, to be amortized over the term of the debt.

The acquisitions were made in order to enter the business of dental practice management.

The merger described above with Sebring Management LLC will be accounted as a business combination in accordance with ASC 805 "Business Combinations". . The value of the 9,849,220 shares issued as merger consideration was based on the closing price of the stock as of the date of the closing, April 26, 2013, of $0.39 per share which yielded a value of $3,841,196 as the purchase price.  Management is in the process of evaluating the fair values of the assets acquired and liabilities assumed in order to allocate the purchase price.

The assets purchased by AAR Acquisition will be accounted for as an asset purchase with the $400,000 purchase price being allocated to assets using the relative fair value method.

Other

In April 2013 the Company raised $105,000 by issuing a total of 525,000 shares of the Company’s common stock to two investors at a price of $.20 per share, which was based on the quoted trading price of the Company’s common stock.

On April 26, 2013, the Company issued 4,924,610 restricted shares of its common stock to Shoopak and 4,924,610 restricted shares of its common stock to Buchman in conjunction with the closing of the OSM Agreement. The Company issued the foregoing shares of common stock in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

In May 2013 the Company issued 293,750 shares of the Company’s common stock to two members of management in accordance with the terms of their employment agreements, valued at $0.19 per share which was the market price of the stock on the date of grant date of April 1, 2013. Accordingly the Company will record a chargeof $55,813 as non-cash compensation expense since the shares were vested at the grant date.

In May 2013, the Company repaid three original issue discount notes totaling $328,666 and issued the note holders 147,970 common shares under the Common Stock Rights provision of their note subscription agreement (see Note 6). All remaining discounts were expensed and the Common Stock Rights amount of $246,500 was reclassified to additional paid in capital.

In May 2013, the Company issued 50,000 shares of the Company’s common stock to a creditor in settlement of outstanding accounts payable.

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

Overview

We are in the development stage and therefore have not earned any revenue. Our designed purpose is to be in the software business and is focused on the Dental Practice Management industry (“DPM”). DPM companies combine acquisition and organic growth to boost revenues while instilling best practice management infrastructure to increase the dental practices’ profitability. Capital and cost efficiency have driven the dental services industry to join DPM companies rather than remain as sole practitioners. Most DPMs and dental practices use different software packages. Sebring plans to use software solutions to substantially reduce the cost of DPMs data entry.

Results of Operations

Results of Operations for the three months ending March 31, 2013 compared to the three months ending March 31, 2012

Employee compensation and benefits increased $71,743 from $92,021 in the three months ended March 31, 2012 to $163,764 for the three months ended March 31, 2013. This increase is due to an increase in management compensation and increases in benefits expense.

General and administrative expenses decreased by $40,353, from $140,697 in the three months ended March 31, 2012 to $100,344 in the three months ended March 31, 2013. This decrease was mainly due to lower costs incurred in 2013 for consulting expense and investment fee expense.

Interest expense increased from $151,164 for the three months ended March 31, 2012 to $273,272 for the three months ended March 31, 2013. The increase was due to additional interest expense incurred from amortizing a portion of the debt discount associated with certain notes issued in December 2012 as well as increased interest expense due on other outstanding notes. In the three months ended March 31, 2012 we recorded a loan penalty of $173,248 which was not similarly incurred in 2013.

Inflation and seasonality

We do not believe that inflation or seasonality will significantly affect our results of operations.

Liquidity and capital resources

Our cash and liquidity resources have been provided by investors through convertible and non-convertible notes, loans payable and sale of our common stock. Investors have loaned us $3,756,138 from September 18, 2006 (inception) through March 31, 2013. We have also received $87,000 from the sale of our stock in the three months ended March 31, 2013. These cash investments have generally been used for software development and for general and administrative expenses including management compensation.

On April 25, 2013, the Company and its subsidiaries, Sebring Dental of Arizona, LLC, AAR Acquisition, LLC, and Sebring Management FL, LLC (the “Guarantors”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Great American Life Insurance Company, Great American Insurance Company, United Teachers Associates Insurance Company, Continental General Insurance Company (the “Lenders”) and MidMarket Capital Partners, as agent for the Lenders. Under the terms of the Loan Agreement, the Lenders agree to loan the Company Sixteen Million Dollars ($16,000,000) in two separate tranches (the “Term Loan”). The first tranche of the Term Loan of Eleven Million Dollars ($11,000,000) was funded on the closing date of April 26, 2013, and the Loan Agreement and the second tranche of Five Million Dollars ($5,000,000) shall be funded upon the Company’s written request in accordance with section 3.2(A) of the Loan Agreement.

Debt and contractual obligations

We have commitments to pay investors $5,892,589 of principal and accrued interest on various convertible notes, non-convertible notes and loans payable through March 31, 2013. We also owe $284,009 in accounts payable and accrued liabilities and $748,057 of payroll related liabilities as of March 31, 2013. Because we were unable to make the required principal and interest payments required by numerous notes payable, we are in potential default (subject to lender notifying the Company of default) on $3,764,436 of debt plus $1,679,052 of accrued interest as of March 31, 2013. As of the date of this report we have been notified of default on one note with $1,170,718 of principal and $554,629 of accrued interest, however with the proceeds of the above mention loan, this note in default was cured by a payment in full of the original principal balance of $750,000 on April 26, 2013. A new note for the accrued interest was executed.

On April 25, 2013, the Company and its subsidiaries, Sebring Dental of Arizona, LLC, AAR Acquisition, LLC, and Sebring Management FL, LLC (the “Guarantors”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Great American Life Insurance Company, Great American Insurance Company, United Teachers Associates Insurance Company, Continental General Insurance Company (the “Lenders”) and MidMarket Capital Partners, as agent for the Lenders. Under the terms of the Loan Agreement, the Lenders agree to loan the Company Sixteen Million Dollars ($16,000,000) in two separate tranches (the “Term Loan”). The first tranche of the Term Loan of Eleven Million Dollars ($11,000,000) shall be funded on the closing date of the Loan Agreement and the second tranche of Five Million Dollars ($5,000,000) shall be funded upon the Company’s written request in accordance with section 3.2(A) of the Loan Agreement. The obligation of Lenders to fund the second tranche of the Term Loan shall expire on May 25, 2013. Interest shall accrue on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2013, principal payments of $300,000 shall be due each quarter. Beginning on June 30, 2014, the quarterly principal payments shall increase to $400,000 per quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $800,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to $1,700,000 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due.

Management Agreement – The Company has three-year management agreements for each of two key members of management that are in effect until June 2013 and December 2015, respectively. The agreements commit the Company to pay a combined total of $375,000 per year in base salary and stock compensation as determined by the Board of Directors.

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

As of March 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (" COSO ") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2013:

·	Segregation of duties in the handling of cash, cash receipt, and cash disbursement was not formalized.
·	Lack of an audit committee or similar group of Board members resulting in ineffective oversight of internal controls and financial reporting.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting in 2013. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013 we issued 613,889 shares of our common stock to multiple investors for $87,000. The funds were used primarily for general and administrative expenses including management compensation. In addition, we issued 63,145 shares of our common stock to an investor for interest due on an outstanding note. We also agreed to issue 125,000 shares of our common stock to a member of management according to the terms of his employment agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have commitments to pay investors $5,892,589 of principal and accrued interest on various convertible notes, non-convertible notes and loans payable through March 31, 2013. We also owe $284,009 in accounts payable and accrued liabilities and $748,057 of payroll related liabilities as of March 31, 2013. Because we were unable to make the required principal and interest payments required by numerous notes payable, we are in potential default (subject to lender notifying the Company of default) on $3,764,436 of debt plus $1,679,052 of accrued interest as of March 31, 2013. As of the date of this report we have been notified of default on one note with $1,170,718 of principal and $554,629 of accrued interest, however with the proceeds of a $16 million loan in April 2013, this note in default was cured by a payment in full of the principal balance of $750,000 on April 26, 2013. A new note for the accrued interest was executed.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.22 * Employment Agreement by and between L. Michael Andersen and Sebring Software, Inc. dated as of January 1, 2013.

Filed herewith (*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sebring Software, Inc.

Date _May, 20, 2013	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer and
Principal Financial Officer

