Form 10-Q
period 2013-06-30
Sebring Software, Inc.
filed 2013-08-14
CIK 1452476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(941) 377-0715
(Registrant's telephone number)

N/A
(Former name, Former address,
if changed since the last report)

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

As of August 12, 2013, the registrant had 61,564,971 shares of common stock, $0.0001 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiary

Consolidated Financial Statements

Three and Six Months Ended June 30, 2013 and 2012

Sebring Software, Inc. and Subsidiary

Sebring Software, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash	$1,996,436	$84,073
Accounts Receivable	274,845	-
Loans Receivable	91,507	-
Prepaid expense	12,922	10,000
Total current assets	2,375,710	94,073

Fixed Assets
Furniture, equipment and vehicles, net	166,726	30,269
Total Fixed Assets	166,726	30,269

Other Assets
Contract Value, net of $66,297 of accumulated amortization	5,527,475	-
Due from orthodontic practices	1,547,520	-
Loan Costs, net of amortization	2,165,774	-
Deposits	6,450	1,000
Total Other Assets	9,247,219	1,000

Total assets	$11,789,655	$125,342

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$353,927	$255,663
Accrued payroll related liabilities	279,443	649,682
Accrued interest payable	1,084,665	1,559,398
Warrant liability	2,343,422	-
Current portion notes payable, net of debt discount of $860,120 and $195,333 at June 30, 2013 and December 31, 2012, respectively	12,061,696	3,182,282
Loans Payable	35,000	70,000
Notes payable, related parties	621,638	746,218
Total current liabilities	16,779,791	6,463,242
Notes payable, net of current portion		4,705
Total liabilities	16,779,791	6,467,947

Commitments and contingencies (Note 5)

Redeemable common stock rights	-	246,500

Preferred stock, 10,000,000 authorized, none issued and outstanding
Common stock issued and to be issued, 0.001 par value, 1,100,000,000 shares authorized, 61,564,971 and 48,822,146 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6,156	4,882
Additional paid in capital - issued and to be issued	6,906,417	2,160,614
Accumulated deficit	(11,902,709)	(8,754,601)
Stockholders' deficit	(4,990,136)	(6,589,105)
Total liabilities and stockholders' deficit	$11,789,655	$125,342

The accompanying notes are an integral part of these unaudited financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Operation
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net Revenue	$239,233		$239,233

Operating expenses:
Direct expenses	56,027		56,027
Compensation and benefits	453,673	$96,526	617,437	$188,547
General & administrative expenses	439,221	213,230	539,565	353,927
Total operating expense	948,921	309,756	1,213,029	542,474
Loss from operations	(709,688)	(309,756)	(973,796)	(542,474)

Other income (expense):
Gain on debt settlement	$7,423	-	7,423	-
Loss on warrant liability	(1,442,102)	-	(1,442,102)	-
Loan penalty		-		(173,248)
Gain on foreign currency transactions	-	9,470	5,010	4,590
Interest expense	(471,370)	(171,185)	(744,643)	(322,349)
Total other income (expense), net	(1,906,049)	(161,715)	(2,179,322)	(491,007)
Net loss	(2,615,737)	$(471,471)	(3,148,108)	$(1,033,481)

Earnings per share - basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.03)

Weighted average shares outstanding	58,215,298	40,271,071	53,848,579	39,311,516

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sebring Software, Inc. and Subsidiary

Consolidated Statements of Cash Flow

	Six Months Ended
	June 30
	2013	2012
Cash flows from operating activities:
Net loss	$(3,148,108)	$(1,033,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,162	14,481
Common stock issued for services	59,500	15,000
Common stock issued for interest	7,266	-
Common stock issued for compensation	69,563	-
Common shares issued for loan penalty	-	173,248
Loss on warrant liability	1,442,102	-
Gain on debt settlements	(7,423)	-
Amortization of loan costs	81,217	-
Amortization of put premium	-	16,667
Amortization of contract value	66,297	-
Amortization of debt discount	236,533	27,864
Issuance of penalty warrants in conjunction with notes	12,903	11,191
Changes in assets and liabilities:
Prepaid expenses	2,207	(5,000)
Deposits	-	100,000
Accounts receivable	(274,845)	-
Accounts payable and accrued liabilities	(37,790)	428
Accrued payroll related liabilities	(491,915)	109,141
Accrued interest payable	255,563	266,351
Net cash used in operating actives	(1,708,768)	(304,110)
Cash flows from investing activities:
Cash paid for business acquisition net of bank overdraft acquired	(409,996)	-
Loan receivable	(91,507)	-
Loans made to dental practices	(735,000)	-
Due from orthodontic practices	620,910	-
Purchase of furniture and equipment	(54,939)	-
Net cash used in investing activities	(670,532)	-
Cash flows from financing activities:
Bank overdraft	46,202	-
Loan costs	(2,178,323)	-
Proceeds from issuance of common of stock	342,000	193,500
Proceeds from issuance of notes payable	11,000,000	150,000
Repayment of notes issued for redemption of equity interest	(2,556,109)	-
Repayment of loans and advances	(35,000)	-
Repayment of notes payable	(2,327,107)	(32,584)
Proceeds provided by financing activities	4,291,663	310,916
Net increase (decrease) in cash	1,912,363	6,806
Cash, beginning of period	84,073	12,222
Cash, end of period	$1,996,436	$19,028
Supplemental Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-
Supplemental Non-Cash Investing and Financing Activities:
Relative fair value of warrants issued with convertible notes	$-	$45,441
Common stock issued for acquisition	$3,841,196	$-
Common stock issued for payment of loan costs	$68,668	$-
Common stock issued for original issue discount on notes	$246,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-Unaudited
Three and Six Months ended June 30, 2013
(Unaudited)

1. BASIS OF PRESENTATION, NATURE OF BUSINESS, ORGANIZATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the audited consolidated financial statements and footnotes of the company for the years ending December 31, 2012 and 2011.

Principles of Consolidation - The consolidated financial statements include the accounts of Sebring and its wholly-owned subsidiary, Sebring Software, LLC, Sebring Management FL, LLC, and AAR Acquisition, LLC. All material intercompany balances and transactions have been eliminated in consolidation.

Nature of Business - Sebring Software, Inc. and Subsidiary(“the Company”, “us”, “we”, “our”) is in the software business and is focused on the Dental Practice Management industry (“DPM”). DPM companies combine acquisition and organic growth to boost revenues while instilling best practice management infrastructure to increase the dental practices’ profitability. Capital and cost efficiency have driven the dental services industry to join DPM companies rather than remain as sole practitioners. Most DPMs and dental practices use different software packages. Sebring plans to use software solutions to substantially reduce the cost of DPMs data entry.

Organization - Sebring Software, LLC (“the LLC”) was originally organized in the state of Florida on September 18, 2006. On October 25, 2010 the Company consummated a transaction whereby the LLC was acquired by an inactive publicly-held company in a transaction accounted for as a recapitalization of the LLC. The publicly-held company was incorporated in Arkansas on June 8, 2007 and re-domiciled in Nevada in September 2008. (see “Reverse Recapitalization” below).

The Company has been in the development stage through March 31, 2013. However, through the acquisition of operations as described in Note 2 “Business Acquisitions” through Sebring Management FL, LLC, and AAR Acquisition, LLC, the Company has operating revenue and is no long a development stage.

Sebring Management FL, LLC was organized in the state of Florida on April 12, 2013 to operate orthodontic practices in the state of Florida.

AAR Acquisition, LLC was organized on March 18, 2013 in the state of Arizona to operate orthodontic practices in the state of Arizona.

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of advance receivable for collectability, valuation of accounts receivable, fair value valuation of assets acquired and liabilities assumed in business combinations, amortization of contract value, valuation of software and contract value for impairment analysis purposes, valuation of any derivatives or beneficial conversion features on convertible debt, valuation of stock or other equity-based instruments issued for services or settlements and valuation of deferred tax assets.

Sebring Software, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-Unaudited
Three and Six Months ended June 30, 2013
(Unaudited)

Recent Accounting Pronouncements - Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Revenue Recognition. Our revenues are primarily derived from charging a fixed monthly management fee to Dental Practices in Florida to operate the business process of the practice and from patient revenues from the Dental Practices in Arizona which we own. Generally, revenues are recognized when the services have been rendered.

Accounts receivable. Accounts receivable are reported at the customers’ outstanding balances, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable

Property, Plant and Equipment. Property, plant and equipment is recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life.

Depreciable and amortizable assets are only evaluated for impairment upon a significant change in the operating or macroeconomic environment. In these circumstances, if an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows. Useful lives are periodically evaluated to determine whether events or circumstances have occurred which indicate the need for revision.

Intangible Assets. Intangible assets arise in connection with acquisitions, including the acquisition of management contracts. Intangible assets with finite lives are amortized over their respective useful lives. In accordance with Accounting Standards Codifications (“ASC”), we review all intangible assets for impairment annually, or upon the occurrence of a trigger event. The ASC permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the intangible assets is less than its carrying amount as a basis to determine whether the impairment test is necessary. We also have the option to bypass the qualitative assessment in any period and proceed directly to performing the impairment test. Impairment charges, if any, are recognized in operating results. Intangible assets consist of 40 year management contracts recorded at fair value upon acquisition.  Amortization is recorded using the straight-line method over the estimated useful lives of the asset at 15 years.

Note 2—BUSINESS ACQUISITIONS

On April 25, 2013, the Company and its subsidiary, Sebring Management FL, LLC (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “OSM Agreement”) with Orthodontic Specialists Management, LLC (“OSM”) and Alan D. Shoopak D.M.D. (“Shoopak”) and Dennis J.L. Buchman D.M.D. (“Buchman”). Under the terms of the OSM Agreement, OSM shall be merged with and into the Merger Sub and the separate existence of OSM shall cease (the “Merger”). In consideration of the Merger, the Company shall issue 9,849,220 shares of its restricted common stock, of which 4,924,610 shall be issued to Shoopak and 4,924,610 shall be issued to Buchman. Further, following the Merger, the Company paid off approximately of OSM’s liabilities and refinanced an additional approximate $735,000 of loans associated with entities controlled by Shoopak and Buchman. Additionally, in conjunction with the OSM Agreement, the Company entered into a consulting agreement with Alan D. Shoopak, DMD, P.L., a Florida limited liability company (“Shoopak’s LLC”) and a consulting agreement with Dennis J. L. Buchman, DMD, P.L., a Florida limited liability company (“Buchman’s LLC”) (together, the “Consulting Agreements”). The Consulting Agreements are for a term of three (3) years, and shall automatically renew for an additional two (2) years unless otherwise terminated by the terms of the Consulting Agreements. Shoopak’s LLC and Buchman’s LLC shall provide advice to the Company regarding clinical issues and dental practice related matters. Further, Shoopak’s LLC and Buchman’s LLC shall attempt to identify new dental practice business management relationships and shall identify dental practices that may have an interest in entering into arrangements whereby the Company will manage the non-professional business aspects of such dental practices. In consideration for the services performed under the Consulting Agreements, Shoopak’s LLC shall receive an annual fee of Five Hundred Fifty-Two Thousand Five Hundred Twenty-Three Dollars ($552,523), paid in equal monthly installments, and Buchman’s LLC shall receive an annual fee of Four Hundred Fifty Thousand Dollars ($450,000), paid in equal monthly installments.

The merger described above with Sebring Management LLC was accounted as a business combination in accordance with ASC 805 "Business Combinations". The value of the 9,849,220 shares issued as merger consideration was based on the closing price of the stock as of the date of the closing, April 26, 2013, of $0.39 per share which yielded a value of $3,841,196 as the purchase price. Management is in the process of evaluating the fair values of the assets acquired and liabilities assumed in order to allocate the purchase price.

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

The merger described above was accounted for as a business combination with a purchase price of $400,000 cash. Management is in process of evaluating the fair value of the assets acquired and liabilities assumed in order to allocate the purchase price.

Sebring Software, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-Unaudited
Three and Six Months ended June 30, 2013
(Unaudited)

The acquisitions were made in order to enter the business of dental practice and dental practice management.

The Company paid approximately $2,246,991 in loan fees. The acquisition costs were expensed as incurred and the loan fees were recorded as debt issue costs a non-current asset, to be amortized over the 5-year term of the debt.

The acquisitions were made in order to enter the business of dental practice and dental practice management.

The OSM purchase price was allocated first to record identifiable assets and liabilities at fair value and the remainder to Contract Value as follows:

Property and equipment	$132,030
Other assets	1,259,359
Total assets acquired	1,391,389
Accounts payable, accrued liabilities and loans	(3,143,966)
Total liabilities assumed	(3,143,966)
Contract Value	5,593,771
Total purchase price	$3,841,194

The AAR purchase price was allocated to record identifiable assets and liabilities at fair value as follows:

Property and equipment	$130,512
Other assets	338,161
Total assets acquired	468,673
Accounts payable and accrued liabilities	(68,673)
Total liabilities assumed	(68,673)

Total purchase price	$400,000

Sebring Software, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-Unaudited
Three and Six Months ended June 30, 2013
(Unaudited)

The amounts of revenues and net losses from Sebring Management FL, LLC and AAR Acquisitions included in the Company’s consolidated statement of operations for the Quarter ended June 30,2013, and the unaudited supplemental pro forma revenues and net income (loss) of the combined entity that give effect to the acquisition of OSM had it occurred January 1, 2013 are as follows:

	(Unaudited)
	Revenues	Net Income (Loss)

Sebring Management FL, LLC actual for the period April 26, 2013 to June 30, 2013	$85,603	$(164,521)

AAR actual for the period April 26, 2013 to June 30, 2013	$147,067	$(1,585)

Supplemental unaudited consolidated pro forma information for the year ended December 31, 2012	$531,090	$(2,087,270)

In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had the OSM acquisition been made as of January 1, 2012, nor is it indicative of the results of future combined operations. The AAR acquisition is not included in these numbers.

3. NOTES AND CONVERTIBLE NOTES PAYABLE

The Company has financed its operation mainly through the issuance of notes and convertible notes payable. The notes and convertible notes payable are as follows at June 30, 2013:

Convertible notes payable	$2,358,666
Non-convertible notes payable	11,165,638
Vehicle loans	19,150
Total notes payable	13,543,454
Debt discount, net of interest amortization	(794,860)
Total notes payable, net of debt discount	12,748,594
Notes payable, related parties - current	(621,638)
Total notes payable, unrelated parties, net of debt discount	$12,126,956

Sebring Software, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-Unaudited
Three and Six Months ended June 30, 2013
(Unaudited)

In December 2012 the Company issued notes which resulted in the recording of a debt discount and an original issue discount totaling $195,333 that was to be amortized through the notes maturity date of May 31, 2013. During the six months ended June 30, 2013 the notes were repaid and the entire $195,333 was amortized to interest expense.

During the six months ended June 30, 2013 the Company repaid a total of $2,163,031 of principal on outstanding notes and $144,926 of accrued interest to holders of the Company’s notes in accordance with various settlement agreements. In instance where settlement agreements resulted in payments that differed from the previously recorded amounts, the Company accounted for the difference as a gain or loss on settlement of debt. Accordingly, the Company recorded a Gain on Settlement of Debt of $7,423 at June 30, 2013. In addition, on January 2, 2013 the Company issued 63,145 shares of the Company’s common stock to an investor in payment of $7,266 of interest on a note that had accrued to that date. The shares were valued at $0.115 per share which was the fair value based on the quoted trading price on the date of issuance.

During the six months ended June 30, 2013 the Company received financing of $11,000,000 for a note with, the proceeds to be used for acquisitions and general working capital (See below). In conformance with the terms of the note, the Company repaid $300,000 of the principal at June 30, 2013, which is included in the total repaid of $2,160,030. The full terms of the note are disclosed below in Note 11.

Past Due Notes - Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $1,825,638 of debt plus $1,061,310 of accrued interest as of June 30, 2013. On April 25, 2013 the Company restructured the note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the Noteholder. The remaining principal of $420,718 and accrued interest of $577,948 were restructured into a new note for $998,666. The principal is due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the Noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion.

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

Sebring Software, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-Unaudited
Three and Six Months ended June 30, 2013
(Unaudited)

The loan, which was issued on April 25, 2013 and had an outstanding principal balance of approximately $11 Million, had financial covenant targets to be calculated and construed in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and based on based on adjusted EBITDA measured on June 30, 2013. Adjusted EBITDA was a loss for the period so all the related covenants were not met and may have created an event of default. Upon the occurrence of a default event the holder has the right to accelerate the loan and therefore $9,500,000 of the loan balance which would here been reflected as a non-current liability has been reclassified to current liabilities and included in the $12,061,696 current votes payable, net of discount until such default can be resolved or cured.

Sebring Software, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-Unaudited
Three and Six Months ended June 30, 2013
(Unaudited)

The fair value of the warrant on the original issuance date, April 25, 2013, was $0.20 per share calculated using the Black Scholes pricing model. The total value of the warrants on the original issuance date was calculated at $ 901,320 and is initially recorded as a debt discount and warrant liability with the debt discount to be amortized over the debt term.  During the six months ended June 30, 2013 $41,200 of the discount was amortized to interest expense for these warrants.  As required, the warrant liability was recalculated at June 30, 2013.  The valuation of the warrants on this date, using the Black Scholes pricing model, was $2,343,432.  Accordingly, a charge of $1,442,102 was charged in the statement of operations at June 30, 2013.

The Company paid $2,246,991 in loan costs in conjunction with the Loan Agreement.  The loan costs are recorded as debt issue costs to be amortized over the term of the debt.  During the six months ended June 30, 2013 a total of $81,217 was recorded as amortization expense.

Sebring Software, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-Unaudited
Three and Six Months ended June 30, 2013
(Unaudited)

4. LOANS PAYABLE

As of June 30, 2013 the Company owed a balance of $35,000 to two investors on unsecured, non-interest bearing advances the Company received in 2010 which were recorded as loans payable. The Company repaid a total of $35,000 on these loans during the six months ended June 30, 2013.

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

Lender Contingency - Under an October 1, 2010 secured promissory note, a lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days (maximum of 4 issuances) that any amount is outstanding. The final set of shares to be issued under this agreement was recorded as of January 24, 2012. These same provisions apply to the $998, 666 note issued on April 25, 2013, which matures on April 25, 2014. Under the terms of this note, the 1% equity interest will no longer apply after the maturity date.

Sebring Software, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-Unaudited
Three and Six Months ended June 30, 2013
(Unaudited)

Management Agreement - The Company has two three-year and one two-year management agreements for each of three key members of management that are in effect until June 2013, December 2015, and April 2015 respectively. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of $525,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition two members have Equity Participation clauses in their agreements, whereby each employee shall be awarded 1,000,000 restricted shares of common stock to be awarded in equal increments over the next two years until the abovementioned 1,000,000 shares have been issued to each.

Penalty Contingency - Certain penalty and other ongoing warrant issuances are due under various note agreements. These continuing warrant grants will continue to be expensed at fair value in future periods and may cause dilution to current shareholders if such warrants are exercised.

Operating Leases
Our new subsidiary in Florida entered into a six year operating lease in November 2012 for the lease for their headquarters (Clearwater, FL). The monthly lease payments range from $4,793 to $5,450. On March 13th 2013, the lease was modified and the term was extended to March 31, 2019. The new monthly lease payments range from 4,793 to 5,450 The Company received a fee rent period from 3-13-13 to 9-13-13 which is being amortized over the lease period.

The minimum lease payments under these leases are as follows:

Year ended December 31,	Amount
2013	$19,175
2014	58,706
2015	60,282
2016	61,858
2017	63,434
2018	65,010
2019	16,351
Total	$344,816

6. EQUITY TRANSACTIONS

Common Stock Rights ("Rights")- In December 2012 the Company issued Rights in connection with the issuance of new and modified convertible promissory notes (see Note 3). Based on the terms of the Rights, the shares must be issued by the related convertible promissory notes maturity date of May 31, 2013. Management evaluated whether these Rights qualified as a liability under ASC 480 "Distinguishing Liabilities from Equity" but determined it did not since the fair value of the Rights varied based on various terms of the Rights. Management then evaluated whether these Rights should be treated as a derivative but determined it did not since due to the thinly trading stock and the restrictions of the underlying common stock, it did not meet the "readily convertible into cash" criteria under ASC 815 "Derivatives and Hedging". Accordingly, the Rights were presented as temporary equity at their redemption value of $246,500 in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin Topic 3C "Redeemable Preferred Stock". In May 2013, the Company repaid the original issue discount notes totaling $328,666 and issued the note holders 147,970 common shares under the Common Stock Rights provision of their note subscription agreement. All remaining discounts were expensed and the Common Stock Rights amount of $246,500 was reclassified to additional paid in capital.

Sebring Software, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-Unaudited
Three and Six Months ended June 30, 2013
(Unaudited)

On January 1, 2013, the Company granted 125,000 shares of common stock to a member of management according to the terms of his employment agreement. The stock was valued at $.11 per share, which was based on the quoted trading price of the stock at the date of issuance stated in the agreement. Accordingly, the Company recorded a charge of $13,750 as non-cash compensation expense since the shares were vested at the grant date. In May 2013 the Company issued 293,750 shares of the Company’s common stock to two members of management in accordance with the terms of their employment agreements, valued at $0.19 per share which was the market price of the stock on the date of grant date of April 1, 2013. Accordingly the Company recorded a charge of $55,751 as non-cash compensation expense since the shares were vested at the grant date.

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

In May 2013 the Company issued an investor 750,000 share shares of the Company’s commons stock for $150,000. The shares were valued at $.20 per share.

During the six months ended June 30, 2013 the Company issued a total of 50,000 shares of the Company’s common stock for accounting services. The shares were valued at $.39 or $19,570, which was the quoted trading price on the day of issuance. The Company also issued 200,000 shares of the Company’s common stock for investor related consulting services. These shares were valued at $.20 per share or $40,000, which was the quoted trading price on the day of issuance.

The Company issued a total of 9,849,220 as consideration for the OSM acquisition. These shares were valued at $.39 per share on the closing date for a total of $3,841,196. The Company also issued 124,851 shares at $.55 per share in payment of loan costs to a third party for work done in conjunction with the acquisition, for a total of $68,668. These transactions were valued at the quoted trading price on the day of issuance.

Subsequent to the merger transaction, the company made an agreement with the selling Doctors who are now shareholder/employees, and considered related parties to sell their automobiles to them in exchange for assumption of the associated car note and the related parties forgave other notes payable due to these prior owners of the acquired company. The net result of this transaction was a gain to the company of $99,482 which was recorded as Additional Paid in Capital.

Sebring Software, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-Unaudited
Three and Six Months ended June 30, 2013
(Unaudited)

7. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the six months ending June 30, 2013 during which the Company reported a net loss, 5,175,103 warrants and 1,403,982 shares issuable under conversion features of convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive.

8. WARRANTS FOR COMMON STOCK

The Company estimates the fair value of issued warrants by utilizing the Black-Scholes pricing model, which is dependent upon several variables. The fair value for warrants issued during the six months ended June 30, 2013 was estimated at the date of issuance according to the following assumptions. A total of 8,422 warrants were issued under a continuation agreement according to the factors calculated at the time of inception. The risk-free rate of 1.04% was the five year nominal fed rate at the date of issuance. The volatility factor was determined based on an independent consultant study and the assumed market volatility was calculated to be 174%. The assumed dividend yield was 0% and the expected life of the warrant was assumed to be five years, which is the stated life of the warrant. The twenty year warrants issued in in conjunction with the merger and acquisition were calculated using the 10 year fed risk-free rate of 2.52% and a volatility factor determined based on an independent consultant study calculated to be 295%. The assumed dividend yield was 0% and the expected life of the warrant was assumed to be ten years, which is the stated life of the warrant.

The Black-Scholes pricing model was developed for use in estimating the fair value of options and warrants and is dependent on the input of subjective assumptions. While the Company believes these estimates to be reasonable, the warrant expense recorded would increase if a higher volatility was used, or if the expected dividend yield increased.

A Summary of the Company’s warrant activity for the six months ended June 30, 2013 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life

Balance at beginning of year	652,170	$1.89
Issued or Issuable	4,522,933	$.02
Cancelled or Expired	-	-
Exercised	-	-

Outstanding at end of period	5,175,103	$.17	19.44
Exercisable at end of period	5,175,103	$.17	19.44

At June 30, 2013 the intrinsic value of the outstanding warrants was $2,395,731.

Sebring Software, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-Unaudited
Three and Six Months ended June 30, 2013
(Unaudited)

9. RELATED PARTIES

Certain assets were transferred to related parties and certain loans payable were transferred or forgiven by such parties results in a gain, of $99,482 recorded to additional paid in capital (See Note 6)

During the six months ended June 30, 2013 the Company repaid $146,500 on amounts owed to principal shareholders of the Company under promissory notes due on September 1, 2011 and December 31, 2012 (see Note 3). After these repayments the balance owed to these shareholders as of June 30, 2013 was $621,638.

10. PURCHASE AGREEMENT

In July 2011 the Company entered into a Stock Purchase Agreement to purchase 49% of Scalix, Inc., a Delaware Corporation from Xandros, Inc., a Delaware Corporation. As part of the agreement, the Company provided a $100,000 cash deposit. The purchase has not been consummated and in 2012 the Company recorded a $100,000 Allowance for Uncollectible Deposit due to the possibility that the deposit would not be recovered. In March 2013 the Company concluded that the deposit was uncollectible and wrote off the deposit against the allowance. There was no effect to the financial statements for the three and six months ended June 30, 2013 as the expense was recorded when the allowance was established in 2012.

11. SUBSEQUENT EVENTS

In July 2013 the Company concluded a Forbearance Agreement with a holder of two of the Company’s notes. Under terms of the agreement the Company acknowledged that the two notes, totaling $180,000, are in default, along with $76,750 in accrued interest and agreed to make a principal payment of $25,000. In return, the noteholder agreed that the Company would not be required to make any payments on principal or interest until March 15, 2014 at which time the notes would be paid in full. The noteholder further agreed that if the principal amounts were paid in full by March 14, 2014, the noteholder would waive all accrued but unpaid interest. The agreement stipulates that the notes would accrue interest at a rate of 12%. The agreement further stipulates that if, at any time that the notes are outstanding, the Company makes a secondary stock offering, the Noteholder has the right to accept stock in the Company as full or partial payment for amounts owed under the notes. In that event, the amount to be credited against indebtedness will be 90% of the offering price of the stock received by the noteholder. The Company made the $25,000 principal payment in July 2013.

On July 8, 2013, the Company’s subsidiary, Sebring Dental of Arizona, LLC, entered into a Dental Practice Business Management Agreement with AZD Bell, LLC, an Arizona limited liability company engaged in the provision of dentistry services to the general public in Arizona. Pursuant to the Agreement, Sebring will render practice management and administration services to the Practice and receive a monthly fee, a percentage of the Practice’s net revenue and an option to purchase the assets of the Practice beginning sixty months after execution of the agreement, exercisable for twelve months. The Agreement has an initial term of 40 years from the effective date, and is terminable upon mutual agreement of the parties or upon either party’s insolvency or failure to comply with the terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements.

The purpose of this discussion is to provide an understanding of the consolidated financial results and financial condition of Sebring Software, Inc. and Subsidiary (Company) and to also describe the plans for future growth and expansion.

Forward-Looking Statements
This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, we may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, acquisition strategies, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, our ability to maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel, our ability to implement our business plan. Our actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. We assume no obligation to update any such forward-looking statements.

Overview

We have been in the development stage of our software product and therefore had not earned any revenue until the second quarter. Our designed purpose is to be in the software business and is focused on the Dental Practice Management industry (“DPM”). DPM companies combine acquisition and organic growth to boost revenues while instilling best practice management infrastructure to increase the dental practices’ profitability. Capital and cost efficiency have driven the dental services industry to join DPM companies rather than remain as sole practitioners. Most DPMs and dental practices use different software packages. Sebring plans to use software solutions to substantially reduce the cost of DPMs data entry. With the above stated presence in the DPM market our company decided to acquire a DPM in the state of Florida as well as two dental practices in the state of Arizona during the second quarter. The company intends to continue its acquisitions in the DPM market for the foreseeable future.

Results of Operations

Results of Operations for the three and six months ending June 30, 2013 compared to the three and six months ending June 30, 2012

During the three and six month period ended June 30, 2013, the Company recorded revenues of $239,233. These revenues were for management fees and general dental practice revenue and were a result of the acquisition of dental practices and a dental practice managemet Company according to the Company’s strategic plan. The Company also incurred direct costs of $56,027. The Company did not produce any revenue in the three and six month period ending June 30, 2012 as the Company was still in development stage.

Employee compensation and benefits increased $357,147 from $96,526 in the three months ended June 30, 2012 to $453,673 for the three months ended June 30, 2013. During the six months ended June 30, 2013 these costs increased to $617,437 from $188,547 for the same period in 2012. This increase is due to the additional personnel associated with the dental practice acquisition and the hiring of additional administrative management.

General and administrative expenses increased from $213,230 for the three months ended June 30, 2012 to $439,221 for the three months ended June 30, 2013. These costs increased from $353,927 for the six months ended June 30, 2012 to $539,565 for the six months ended June 30, 2013. These increases were due to the Company incurring higher costs for consulting, accounting and other professional fees necessary to consummate the dental practice acquisition as well as additional costs for travel, telephone and filing fees.

Interest expense increased from $171,185 for the three months ended June 30, 2012 to $471,370 for the three months ended June 30,, 2013. These costs increased from $322,349 for the six months ended June 30, 2012 to $744,643 for the six months ended June 30, 2013. The increase was primarily due to the interest on the $11 million note to fund the acquisitions as well as additional interest expense incurred from amortizing a portion of the debt discount associated with certain notes and warrants.

Loss on warrant liability relates to the charge in fair value of the warrant liability from April 25, 2013 to June 30, 2013.  The warrant issued with the $11 million debt more classified and liability due to certain provisions in such warrants and must be marked up or down to fair value at each reporting date.

Inflation and seasonality

We do not believe that inflation or seasonality will significantly affect our results of operations.

Liquidity and capital resources

Our cash and liquidity resources have been provided by investors through convertible and non-convertible notes, loans payable and the sale of our common stock. During the six months ended June 30, 2013 we received $342,000 from the sale of our stock. These cash investments have been used primarily for general and administrative expenses including management compensation.

On April 25, 2013, the Company and its subsidiaries, Sebring Dental of Arizona, LLC, AAR Acquisition, LLC, and Sebring Management FL, LLC (the “Guarantors”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Great American Life Insurance Company, Great American Insurance Company, United Teachers Associates Insurance Company, Continental General Insurance Company (the “Lenders”) and MidMarket Capital Partners, as agent for the Lenders, in order to facilitate the funding of the acquisition of dental practices according to our business plan. Under the terms of the Loan Agreement, the Lenders agreed to loan us up to Sixteen Million Dollars ($16,000,000) in two separate tranches (the “Term Loan”) for this purpose. The first tranche of the Term Loan of Eleven Million Dollars ($11,000,000) was funded on the closing date of April 26, 2013. Of this total, $6,304,984 was used for acquisitions, debt refinancing and costs associated with the transactions. The remaining $4,695,016 will be used as working capital. , We continue to pursue other acquisition opportunities in accordance with the terms of the loan agreement at which point the second tranche of Five Million Dollars ($5,000,000) shall be funded upon the Company’s written request in accordance with section 3.2(A) of the Loan Agreement. There is no guaranty that we will be successful in consummating acquisitions that will meet the terms of the Loan Agreement that will allow the $5 million to be released. We believe that our current cash on hand will be sufficient to meet our operating requirements for the next twelve months.

Debt and contractual obligations

We have commitments to pay investors $14,663,119 of principal and accrued interest on various convertible notes, non-convertible notes and loans payable through June 30, 2013. We also owe $353,927 in accounts payable and accrued liabilities and $279,443 of payroll related liabilities as of June 30, 2013.

Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $1,825,638 of debt plus $1,061,310 of accrued interest as of June 30, 2013. On April 25, 2013 the Company restructured the note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the Noteholder. The remaining principal of $420,718 and accrued interest of $577,948 were restructured into a new note for $998,666. The principal is due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the Noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, for every 120 days that the note remains unpaid the noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the due date. This provision will only apply through the maturity date.

In July 2013 the Company concluded a Forbearance Agreement with a holder of two of the Company’s notes. Under terms of the agreement the Company acknowledged that the two notes, totaling $180,000, are in default, along with $76,750 in accrued interest and agreed to make a principal payment of $25,000. In return, the noteholder agreed that the Company would not be required to make any payments on principal or interest until March 15, 2014 at which time the notes would be paid in full. The noteholder further agreed that if the principal amounts were paid in full by March 14, 2014, the noteholder would waive all accrued but unpaid interest. The agreement stipulates that the notes would accrue interest at a rate of 12%. The agreement further stipulates that if, at any time that the notes are outstanding, the Company makes a secondary stock offering, the Noteholder has the right to accept stock in the Company as full or partial payment for amounts owed under the notes. In that event, the amount to be credited against indebtedness will be 90% of the offering price of the stock received by the noteholder. The Company made the $25,000 principal payment in July2013.

Pursuant to the Loan and Security Agreement above (under Liquidity and capital resources), interest shall accrue on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2013, principal payments of $300,000 shall be due each quarter. Beginning on June 30, 2014, the quarterly principal payments shall increase to $400,000 per quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $800,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to $1,700,000 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. We made the initial principal and interest payment on June 28, 2013.

Management Agreement - The Company has two three-year and one two-year management agreements for each of three key members of management that are in effect until June 2013, December 2015, and April 2015 respectively. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of $525,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition two members have Equity Participation clauses in their agreements, whereby each employee shall be awarded 1,000,000 restricted shares of common stock to be awarded in equal increments over the next two years until the abovementioned 1,000,000 shares have been issued to each.
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

Intangible Assets. Intangible assets arise in connection with acquisitions, including the acquisition of management contracts. Intangible assets with finite lives are amortized over their respective useful lives. In accordance with Accounting Standards Codifications (“ASC”), we review all intangible assets for impairment annually, or upon the occurrence of a trigger event. ASC Topic 350 permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the intangible assets is less than its carrying amount as a basis to determine whether the impairment test is necessary. We also have the option to bypass the qualitative assessment in any period and proceed directly to performing the impairment test. Impairment charges, if any, are recognized in operating results. Intangible assets consist of 40 year management contracts recorded at fair value upon acquisition.  Amortization is recorded using the straight-line method over the estimated useful lives of the asset at 15 years.

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

Revenue Recognition. Our revenues are primarily derived from charging a fixed monthly management fee to Dental Practices in Florida to operate the business process of the practice and from patient revenues from the Dental Practices in Arizona which we own. Generally, revenues are recognized when the services have been rendered.

Stock Based Compensation -Certain employees may be granted stock options or restricted stock. The Company adopted the disclosure requirements of ASC 718 (formerly SFAS No. 123R) "Share-Based Payment" ("ASC 718") for stock options and similar equity instruments (collectively, "options") issued to employees. We apply the fair value base method of accounting as prescribed by ASC 718. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. For restricted stock, the fair value is determined based on the quoted market price. Restricted shares or restricted shares units are measured at their fair value as if they were vested and issued on the grant date value determined based on the close trading price of our shares known at the grant date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our Chief Executive Officer, and our Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quartely Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective, due to the material weeknesses in internal control over financial reporting, as discussed below, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of June 30, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at June 30, 2013:

⋅
On April 25, 2013 the company merged with an operating business that was accounted for using the cash basis of accounting, the company was private and managed by the owners. As a result, the control environment had significant internal control weakness. Shortly after the acquisition the company experienced extraordinary turnover in the accounting staff including the payroll manager and controller. Sebring has hired personnel from 2 accounting firms on a temporary basis and a new controller who starts in September. The new accounting staff have worked to correct the problems with the historical records and convert them to an accrual basis.

⋅
Control Environment: The Acquired Company’s control environment was not effective at establishing sufficient control consciousness or the appropriate culture to promote the consistent application of accounting policies and procedures, adherence to GAAP, and the importance of effective internal control over financial reporting. This material weakness contributed to the material weaknesses noted below.

⋅
Selection, Application and Communication of Accounting Policies: The Company’s policies and procedures for the selection of accounting policies and the communication of those accounting policies to the Company’s personnel for consistent application were ineffective. This material weakness results from insufficient accounting and finance personnel with skills, knowledge, and training in GAAP in light of the Company’s geographic dispersion of the Company’s operations and centralization of accounting functions. This material weakness resulted in additional material weaknesses in the accounting for transactions between entities. Historically there was no attempt to reconcile the intercompany assets and liabilities. We have attempted to identify and enter all of these transactions and believe that this has resulted in no material errors in the preparation of the Company’s consolidated financial statements.

⋅
Monitoring: The Acquired Company did not maintain monitoring activities that were effective at ensuring that breakdowns in the operation of controls at the individual business units are detected and corrected on a timely basis. This material weakness could lead to the failure to detect deficiencies in the compliance with the Company’s policies and procedures on a timely basis, including balance sheet account review controls operated by business unit personnel. Specifically, certain asset and accrual accounts were recorded and reconciled by numerous individuals without a review or reconciliation at a higher level on a total account basis. We have reviewed and in some cases re-balanced the accounts to verify this did not result in material errors in the preparation of the Company’s consolidated financial statements.

⋅
Account Reconciliations: The Acquired Company’s policies and procedures did not adequately address the steps necessary for an adequate reconciliation, the supporting documentation that should be maintained, the timing of the performance or their review and approval. This resulted in material weaknesses in the Company’s policies and procedures with respect to account reconditions for accounts receivable, other assets, accounts payable, accrued expenses, and deferred revenue. As the company was on the cash basis the accounting entries for prepaid expenses, accrued expenses, revenue recognition, unearned revenue, accounts payable and accounts receivable were not recorded.

⋅	Segregation of duties in the handling of cash, cash receipt, and cash disbursement was not formalized.
⋅	Lack of an audit committee or similar group of Board members resulting in ineffective oversight of internal controls and financial reporting.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting in 2013 and have been addressed as of the filing of this document.  On August 1, 2013 the Company appointed four outside directors and the CEO remained as the only Director/Officer on the Board.  The Board further appointed an audit, compensation, governance and acquisition committees  chaired  by outside directors.

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

Other than as noted above there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules13a-15 or 15d-15 under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2013 we issued 1,888,889 shares of our common stock to multiple investors for $342,000. The funds were used primarily for general and administrative expenses including management compensation. In addition, we issued 63,145 shares of our common stock to an investor for interest due on an outstanding note. We also issued 418,750 shares of our common stock to two members of management according to the terms of their employment agreements. A total of 250,000 shares were issued in return for accounting and consulting services. We issued 147,970 shares to two investors in satisfaction of the Common Stock Rights which were terms of their convertible notes. We issued a total of 9,849,220 in conjunction with the OSM merger transaction and 124,851 in partial payment of loan costs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have commitments to pay investors $14,663,119 of principal and accrued interest on various convertible notes, non-convertible notes and loans payable through June 30, 2013. We also owe $353,927 in accounts payable and accrued liabilities and $279,443 of payroll related liabilities as of June 30, 2013.

Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $1,825,638 of debt plus $1,061,310 of accrued interest as of June 30, 2013. On April 25, 2013 the Company restructured the note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the Noteholder. The remaining principal of $420,718 and accrued interest of $577,948 were restructured into a new note for $998,666. The principal is due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the Noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, for every 120 days that the note remains unpaid the noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the due date. This provision will only apply through the maturity date.

In July 2013 the Company concluded a Forbearance Agreement with a holder of two of the Company’s notes. Under terms of the agreement the Company acknowledged that the two notes, totaling $180,000, are in default, along with $76,750 in accrued interest and agreed to make a principal payment of $25,000. In return, the noteholder agreed that the Company would not be required to make any payments on principal or interest until March 15, 2014 at which time the notes would be paid in full. The noteholder further agreed that if the principal amounts were paid in full by March 14, 2014, the noteholder would waive all accrued but unpaid interest. The agreement stipulates that the notes would accrue interest at a rate of 12%. The agreement further stipulates that if, at any time that the notes are outstanding, the Company makes a secondary stock offering, the Noteholder has the right to accept stock in the Company as full or partial payment for amounts owed under the notes. In that event, the amount to be credited against indebtedness will be 90% of the offering price of the stock received by the noteholder. The Company made the $25,000 principal payment in July2013.

Pursuant to the Loan and Security Agreement above (under Liquidity and capital resources), interest shall accrue on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2013, principal payments of $300,000 shall be due each quarter. Beginning on June 30, 2014, the quarterly principal payments shall increase to $400,000 per quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $800,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to $1,700,000 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. We made the initial principal and interest payment on June 28, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sebring Software, Inc.

Date August 14, 2013	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer and
Principal Financial Officer