Form 10-Q/A
period 2013-06-30
Sebring Software, Inc.
filed 2013-08-20
CIK 1452476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(941) 377-0715
(Registrant's telephone number)

N/A
(Former name, Former address,
if changed since the last report)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

EXPLANATORY NOTE

The Company is amending the previously filed Form 10-Q for the period ended June 30, 2013 for the purpose of including the interactive data files of the financial statements and other minor corrections.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiaries

Consolidated Financial Statements

Three and Six Months Ended June 30, 2013 and 2012

Sebring Software, Inc. and Subsidiaries

Sebring Software, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash	$1,996,436	$84,073
Accounts Receivable	274,845	-
Loans Receivable	91,507	-
Prepaid expense	12,922	10,000
Total current assets	2,375,710	94,073

Fixed Assets
Furniture, equipment and vehicles, net	166,726	30,269
Total Fixed Assets	166,726	30,269

Other Assets
Contract Value, net of $66,297 of accumulated amortization	5,527,475	-
Due from orthodontic practices	1,547,520	-
Loan Costs, net of amortization	2,165,774	-
Deposits	6,450	1,000
Total Other Assets	9,247,219	1,000

Total assets	$11,789,655	$125,342

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$353,927	$255,663
Accrued payroll related liabilities	279,443	649,682
Accrued interest payable	1,084,665	1,559,398
Warrant liability	2,343,422	-
Current portion notes payable, net of debt discount of $860,120 and $195,333 at June 30, 2013 and December 31, 2012, respectively	12,061,696	3,182,281
Loans Payable	35,000	70,000
Notes payable, related parties	621,638	746,218
Total current liabilities	16,779,791	6,463,242
Notes payable, net of current portion		4,705
Total liabilities	16,779,791	6,467,947

Commitments and contingencies (Note 5)

Redeemable common stock rights	-	246,500

Preferred stock, 10,000,000 authorized, none issued and outstanding
Common stock issued and to be issued, 0.001 par value, 1,100,000,000 shares authorized, 61,564,971 and 48,822,146 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6,156	4,882
Additional paid in capital - issued and to be issued	6,906,417	2,160,614
Accumulated deficit	(11,902,709)	(8,754,601)
Stockholders' deficit	(4,990,136)	(6,589,105)
Total liabilities and stockholders' deficit	$11,789,655	$125,342

The accompanying notes are an integral part of these unaudited financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Operation
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net Revenue	$239,233		$239,233

Operating expenses:
Direct expenses	56,027		56,027
Compensation and benefits	453,673	$96,526	617,437	$188,547
General & administrative expenses	439,221	213,230	539,565	353,927
Total operating expense	948,921	309,756	1,213,029	542,474
Loss from operations	(709,688)	(309,756)	(973,796)	(542,474)

Other income (expense):
Gain on debt settlement	$7,423	-	7,423	-
Loss on warrant liability	(1,442,102)	-	(1,442,102)	-
Loan penalty		-		(173,248)
Gain on foreign currency transactions	-	9,470	5,010	4,590
Interest expense	(471,370)	(171,185)	(744,643)	(322,349)
Total other income (expense), net	(1,906,049)	(161,715)	(2,174,312)	(491,007)
Net loss	(2,615,737)	$(471,471)	(3,148,108)	$(1,033,481)

Earnings per share - basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.03)

Weighted average shares outstanding	58,215,298	40,271,071	53,848,579	39,311,516

The accompanying notes are an integral part of these unaudited consolidated financial statements

Sebring Software, Inc. and Subsidiary

Consolidated Statements of Cash Flow

	Six Months Ended
	June 30
	2013	2012
Cash flows from operating activities:
Net loss	$(3,148,108)	$(1,033,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,162	14,481
Common stock issued for services	59,500	15,000
Common stock issued for interest	7,266	-
Common stock issued for compensation	69,563	-
Common shares issued for loan penalty	-	173,248
Loss on warrant liability	1,442,102	-
Gain on debt settlements	(7,423)	-
Amortization of loan costs	81,217	-
Amortization of put premium	-	16,667
Amortization of contract value	66,297	-
Amortization of debt discount	236,533	27,864
Issuance of penalty warrants in conjunction with notes	12,903	11,191
Changes in assets and liabilities:
Prepaid expenses	2,207	(5,000)
Deposits	-	100,000
Accounts receivable	(274,845)	-
Accounts payable and accrued liabilities	(37,790)	428
Accrued payroll related liabilities	(491,915)	109,141
Accrued interest payable	255,563	266,351
Net cash used in operating actives	(1,708,768)	(304,110)
Cash flows from investing activities:
Cash paid for business acquisition net of bank overdraft acquired	(409,996)	-
Loan receivable	(91,507)	-
Loans made to dental practices	(735,000)	-
Due from orthodontic practices	620,910	-
Purchase of furniture and equipment	(54,939)	-
Net cash used in investing activities	(670,532)	-
Cash flows from financing activities:
Bank overdraft	46,202	-
Loan costs	(2,178,323)	-
Proceeds from issuance of common of stock	342,000	193,500
Proceeds from issuance of notes payable	11,000,000	150,000
Repayment of notes assumed in OSM acquisition	(2,556,109)	-
Repayment of loans and advances	(35,000)	-
Repayment of notes payable	(2,327,107)	(32,584)
Cash provided by financing activities	4,291,663	310,916
Net increase (decrease) in cash	1,912,363	6,806
Cash, beginning of period	84,073	12,222
Cash, end of period	$1,996,436	$19,028
Supplemental Cash Flow Information:
Interest paid	$-	$-
Taxes paid	$-	$-
Supplemental Non-Cash Investing and Financing Activities:
Relative fair value of warrants issued with convertible notes	$-	$45,441
Common stock issued for acquisition	$3,841,196	$-
Common stock issued for payment of loan costs	$68,668	$-
Common stock issued for original issue discount on notes	$246,500	$-

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

Note 2—BUSINESS ACQUISITIONS

On April 25, 2013, the Company and its subsidiary, Sebring Management FL, LLC (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “OSM Agreement”) with Orthodontic Specialists Management, LLC (“OSM”) and Alan D. Shoopak D.M.D. (“Shoopak”) and Dennis J.L. Buchman D.M.D. (“Buchman”). Under the terms of the OSM Agreement, OSM shall be merged with and into the Merger Sub and the separate existence of OSM shall cease (the “Merger”). In consideration of the Merger, the Company shall issue 9,849,220 shares of its restricted common stock, of which 4,924,610 shall be issued to Shoopak and 4,924,610 shall be issued to Buchman. Further, following the Merger, the Company paid off approximately $2,800,000 of OSM’s liabilities and refinanced an additional approximate $735,000 of loans associated with entities controlled by Shoopak and Buchman. Additionally, in conjunction with the OSM Agreement, the Company entered into a consulting agreement with Alan D. Shoopak, DMD, P.L., a Florida limited liability company (“Shoopak’s LLC”) and a consulting agreement with Dennis J. L. Buchman, DMD, P.L., a Florida limited liability company (“Buchman’s LLC”) (together, the “Consulting Agreements”). The Consulting Agreements are for a term of three (3) years, and shall automatically renew for an additional two (2) years unless otherwise terminated by the terms of the Consulting Agreements. Shoopak’s LLC and Buchman’s LLC shall provide advice to the Company regarding clinical issues and dental practice related matters. Further, Shoopak’s LLC and Buchman’s LLC shall attempt to identify new dental practice business management relationships and shall identify dental practices that may have an interest in entering into arrangements whereby the Company will manage the non-professional business aspects of such dental practices. In consideration for the services performed under the Consulting Agreements, Shoopak’s LLC shall receive an annual fee of Five Hundred Fifty-Two Thousand Five Hundred Twenty-Three Dollars ($552,523), paid in equal monthly installments, and Buchman’s LLC shall receive an annual fee of Four Hundred Fifty Thousand Dollars ($450,000), paid in equal monthly installments.

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

3. NOTES AND CONVERTIBLE NOTES PAYABLE

The Company has financed its operation mainly through the issuance of notes and convertible notes payable. The notes and convertible notes payable are as follows at June 30, 2013:

Convertible notes payable	$2,358,666
Non-convertible notes payable	11,165,638
Vehicle loans	19,150
Total notes payable	13,543,454
Debt discount, net of interest amortization	(860,120)
Total notes payable, net of debt discount	12,683,334
Notes payable, related parties - current	(621,638)
Total notes payable, unrelated parties, net of debt discount	$12,061,696

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

Sebring Software, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-Unaudited
Three and Six Months ended June 30, 2013
(Unaudited)

The loan, which was issued on April 25, 2013 and had an outstanding principal balance of approximately $11 Million, had financial covenant targets to be calculated and construed in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and based on adjusted EBITDA measured on June 30, 2013. Adjusted EBITDA was a loss for the period so all the related covenants were not met and may have created an event of default. Upon the occurrence of a default event the holder has the right to accelerate the loan and therefore $9,500,000 of the loan balance which would have been reflected as a non-current liability has been reclassified to current liabilities and included in the $12,061,696 current notes payable, net of discount until such default can be resolved or cured.

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

Operating Leases
Our new subsidiary in Florida entered into a six year operating lease in November 2012 for the lease for their headquarters (Clearwater, FL). The monthly lease payments range from $4,793 to $5,450. On March 13th2013, the lease was modified and the term was extended to March 31, 2019. The new monthly lease payments range from 4,793 to 5,450 The Company received a fee rent period from 3-13-13 to 9-13-13 which is being amortized over the lease period.

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

Results of Operations

Results of Operations for the three and six months ending June 30, 2013 compared to the three and six months ending June 30, 2012

During the three and six month period ended June 30, 2013, the Company recorded revenues of $239,233. These revenues were for management fees and general dental practice revenue and were a result of the acquisition of dental practices and a dental practice managemet Company according to the Company’s strategic plan. The Company also incurred direct costs of $56,027 such as lab expense, dental implants and certain rents. The Company did not produce any revenue in the three and six month period ending June 30, 2012 as the Company was still in development stage.

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

Loss on warrant liability relates to the change in fair value of the warrant liability from April 25, 2013 to June 30, 2013.  The warrants issued with the $11 million debt were classified as liability due to certain provisions in such warrants and must be marked up or down to fair value at each reporting date.

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

On April 25, 2013, the Company and its subsidiaries, Sebring Dental of Arizona, LLC, AAR Acquisition, LLC, and Sebring Management FL, LLC (the “Guarantors”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Great American Life Insurance Company, Great American Insurance Company, United Teachers Associates Insurance Company, Continental General Insurance Company (the “Lenders”) and MidMarket Capital Partners, as agent for the Lenders, in order to facilitate the funding of the acquisition of dental practices according to our business plan. Under the terms of the Loan Agreement, the Lenders agreed to loan us up to Sixteen Million Dollars ($16,000,000) in two separate tranches (the “Term Loan”) for this purpose. The first tranche of the Term Loan of Eleven Million Dollars ($11,000,000) was funded on the closing date of April 26, 2013. Of this total, $6,304,984 was used for acquisitions, debt refinancing and costs associated with the transactions. The remaining $4,695,016 will be used as working capital. We continue to pursue other acquisition opportunities in accordance with the terms of the loan agreement, and while the lender’s obligation to advance the second tranche of Five Million Dollars ($5,000,000) expired on May 25, 2013, the Company’s management and the lender are in conversations about the completion of the $5,000,000 advance on the loan. There is no guaranty that we will be successful in consummating acquisitions that will meet the terms of the Loan Agreement that will allow the $5 million to be released. We believe that our current cash on hand will be sufficient to meet our operating requirements for the next twelve months.

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

⋅
Selection, Application and Communication of Accounting Policies: The acquired Company’s policies and procedures for the selection of accounting policies and the communication of those accounting policies to the Company’s personnel for consistent application were ineffective. This material weakness results from insufficient accounting and finance personnel with skills, knowledge, and training in GAAP in light of the Company’s geographic dispersion of the Company’s operations and centralization of accounting functions. This material weakness resulted in additional material weaknesses in the accounting for transactions between entities. Historically there was no attempt to reconcile the intercompany assets and liabilities. We have attempted to identify and enter all of these transactions and believe that this has resulted in no material errors in the preparation of the Company’s consolidated financial statements.

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

⋅
Account Reconciliations: The Acquired Company’s policies and procedures did not adequately address the steps necessary for an adequate reconciliation, the supporting documentation that should be maintained, the timing of the performance or their review and approval. This resulted in material weaknesses in the Company’s policies and procedures with respect to account reconciliation for accounts receivable, other assets, accounts payable, accrued expenses, and deferred revenue. As the company was on the cash basis the accounting entries for prepaid expenses, accrued expenses, revenue recognition, unearned revenue, accounts payable and accounts receivable were not recorded.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2013 we issued 1,888,889 shares of our common stock to multiple investors for $342,000. The funds were used primarily for general and administrative expenses including management compensation. In addition, we issued 63,145 shares of our common stock to an investor for interest due on an outstanding note. We also issued 418,750 shares of our common stock to two members of management according to the terms of their employment agreements. A total of 250,000 shares were issued in return for accounting and consulting services. We issued 147,970 shares to two investors in satisfaction of the Common Stock Rights which were terms of their convertible notes. We issued a total of 9,849,220 in conjunction with the OSM merger transaction and 124,851 in partial payment of loan costs.  The Company issued the foregoing securities in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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

Sebring Software, Inc.

Date August 19, 2013	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer