Form 10-Q/A
period 2013-06-30
Sebring Software, Inc.
filed 2013-11-14
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

As of November 13, 2013, the registrant had 62,302,471 shares of common stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

The Company is amending the previously filed Form 10-Q for the period ended June 30, 2013 for the purpose of amending and restating our unaudited financial statements and related disclosures for the three and six month period ended June 30, 2013, as discussed in Note 15 to the accompanying restated unaudited consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on August 14, 2013.

Table of Contents

		Page #

Part 1	Financial Information:
Item 1	Financial statements:
	Sebring Software, Inc. and Subsidiaries Consolidated Financial Statements
	Three and Six Months Ended June 30, 2013 and 2012.	3

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

ITEM 4.	CONTROLS AND PROCEDURES	30

PART II	OTHER INFORMATION:
ITEM 1	LEGAL PROCEEDINGS	33

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	33

ITEM 4	MINE SAFETY DISCLOSURES	34

ITEM 5	OTHER INFORMATION	34

ITEM 6	EXHIBITS	34

	Signatures	35

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiaries

Consolidated Financial Statements

Three and Six Months Ended June 30, 2013 and 2012

Sebring Software, Inc. and Subsidiaries

Sebring Software, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(As Restated)
	(unaudited)
ASSETS
Current assets:
Cash	$2,385,305	$84,073
Patient Receivables	272,202	-
Prepaid expense	6,029	10,000
Total current assets	2,663,536	94,073

Fixed Assets
Furniture, equipment and vehicles, net	2,991,201	30,269
Total Fixed Assets	2,991,201	30,269

Other Assets
Loans Receivable - related parties	91,507	-
Customer relationship value, net of $261,905 of accumulated amortization	10,738,095	-
Loan costs, net of $114,716 accumulated amortization	2,932,275	-
Goodwill	5,142,455	-
Deposits	15,299	1,000
Total Other Assets	18,919,631	1,000

Total assets	$24,574,368	$125,342

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,383,164	$255,663
Accrued payroll and related liabilities	537,890	649,682
Accrued interest payable	1,084,665	1,559,398
Warrant liability	4,463,422	-
Deferred revenue	2,084,480	-
Current portion notes payable, net of debt discount of $860,120 and $195,333 at June 30, 2013 and December 31, 2012	12,794,353	3,998,499
Current portion of lease obligations	84,010	-
Current portion of consultant liability	649,432	-
Total current liabilities	23,081,416	6,463,242

Lease obligation, net of current portion	152,465	-
Consultant liability, net of current portion	3,188,294	-
Deferred tax liability	2,146,723	-
Notes payable, net of current portion	171,579	4,705
Total liabilities	28,740,477	6,467,947

Commitments and contingencies (Note 7)

Redeemable common stock rights	-	246,500

EQUITY (DEFICIT)
Sebring Software, Inc. stockholders' equity (deficit)
Preferred stock, 10,000 authorized, none issued and outstanding
Common stock issued and to be issued, 0.001 par value, 1,100,000,000 shares authorized, 61,564,971 and 48,822,146 shares issued and outstanding at
June 30, 2013 and December 31. 2012, respectively	6,156	4,882
Additional paid in capital	6,806,935	2,160,614
Less: note receivable received in equity transaction
Accumulated deficit	(13,218,758)	(8,754,601)
Total Sebring Software, Inc. stockholders' equity (deficit)	(6,405,667)	(6,589,105)
Noncontrolling interest	2,239,558	-
Total equity (deficit)	(4,166,109)	(6,589,105)
Total liabilities and stockholders' deficit	$24,574,368	$125,342
	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(As Restated)		(As Restated)

Net dental practice revenue	$2,655,619	$-	$2,655,619		$-

Operating expenses:
Direct dental expenses - compensation	1,162,426	-	1,162,426		-
Direct dental expenses - other	611,672	-	611,672	.	-
Indirect dental expenses	492,446	-	492,446		-
Corporate compensation and benefits	284,371	96,526	448,135		188,547
General & administrative expenses	536,622	213,230	636,966		353,927
Total operating expense	3,087,537	309,756	3,351,645		542,474
Loss from operations	(431,918)	(309,756)	(696,026)		(542,474)

Other income (expense):
Gain on debt settlement	7,423	-	7,423		-
Loss on warrant liability	(2,762,106)	-	(2,762,106)		-
Loan penalty	-	-	-		(173,248)
Gain on foreign currency transactions	-	9,470	5,010		4,590
Interest expense	(598,507)	(171,185)	(871,780)		(322,349)
Total other income (expense), net	(3,353,190)	(161,715)	(3,621,453)		(491,007)
Net loss	(3,785,108)	$(471,471)	$(4,317,479)		$(1,033,481)
Add: Net income (loss) attributable to the noncontrolling interest	$146,678	$-	$146,678		$-
Net loss attributable to the Company	(3,931,786)	(471,471)	(4,464,157)		(1,033,481)

Earnings per share - basic and diluted	$(0.07)	$(0.01)	$(0.08)		$(0.03)

Weighted average shares outstanding	58,215,298	40,271,071	53,848,579		39,311,516

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Statement of change in stockholders' deficit

For the Six Months Ended June 30, 2013

(Unaudited)

					Total	Non-	Total
	Common Stock issued or to be issued		Additional	Accumulated	Stockholders'	Controlling	Equity
	Shares	Amount	Paid-in-capital	Deficit	Deficit	Interest	(Deficit)

Balance - December 31, 2012	48,822,146	4,882	2,160,614	(8,754,601)	(6,589,105)	-	(6,589,105)

Sale of common stock	1,888,889	189	341,811	-	342,000	-	342,000

Issuance of penalty warrants on notes payable	-	-	12,903	-	12,903	-	12,903

Common stock issued for interest	63,145	6	7,259	-	7,265	-	7,265

Common stock to be issued for compensation	418,750	42	69,521	-	69,563	-	69,563

Issuance of stock on OID notes	147,970	15	246,485	-	246,500	-	246,500

Common stock issued for services	250,000	25	59,475	-	59,500	-	59,500

Stock issued for loan costs	124,851	12	68,656	-	68,668	-	68,668

Stock issued for acquisition of dental practices	9,849,220	985	3,840,211	-	3,841,196	2,067,492	5,908,688

Payment received - Note receivable non-controlling Interest	-	-	-	-	-	25,388	25,388

Net loss for six months ended June 30, 2013	-	-	-	(4,464,157)	(4,464,157)	146,678	(4,317,479)

Balance - June 30, 2013	61,564,971	6,156	6,806,935	(13,218,758)	(6,405,667)	2,239,558	(4,166,109)
	-	-	-	-	-	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30
	2013	2012
	(As Restated)
Cash flows from operating activities:
Net loss attributable to Sebring Software, Inc.	$(4,464,157)	$(1,033,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	146,678	-
Depreciation	113,652	14,481
Common stock issued for services	59,500	15,000
Common stock issued for interest	7,265	-
Common stock issued for compensation	69,563	-
Common shares issued for loan penalty	-	173,248
Loss on warrant liability	2,762,106	-
Gain on debt settlements	(7,423)	-
Amortization of loan costs	114,716	-
Amortization of put premium	-	16,667
Amortization of Customer Relationships	261,905	-
Amortization of debt discount	236,533	27,864
Issuance of penalty warrants in conjunction with notes	12,903	11,191
Changes in assets and liabilities:
Prepaid expenses	9,958	(5,000)
Deposits	-	100,000
Patient Receivables	(202,202)	-
Accounts payable and accrued liabilities	(854,644)	428
Accrued payroll related liabilities	(111,792)	109,141
Accrued interest payable	255,563	266,351
Deferred revenue	(102,960)	-
Consultant liability	(94,284)	-
Net cash used in operating actives	(1,787,120)	(304,110)
Cash flows from investing activities:
Payment for business acquisition	(400,000)	-
Proceeds from business acquisition	371,768	-
Loan receivable	(91,507)	-
Purchase of furniture and equipment	(117,448)	-
Net cash used in investing activities	(237,187)	-
Cash flows from financing activities:
Loan costs	(2,178,323)	-
Proceeds from issuance of common of stock	342,000	193,500
Proceeds from issuance of notes payable	11,000,000	150,000
Proceeds from equipment loans	142,136	-
Repayment of notes assumed in OSM acquisition	(3,291,109)	-
Payment of lease obligation	(5,349)	-
Proceeds from noncontrolling interest	25,388	-
Repayment of notes payable	(1,709,204)	(32,584)
Proceeds provided by financing activities	4,325,539	310,916
Net increase (decrease) in cash	2,301,232	6,806
Cash, beginning of period	84,073	12,222
Cash, end of period	$2,385,305	$19,028
Supplemental Cash Flow Information:
Interest paid	$397,047	$-
Taxes paid	$-	$-
Supplemental Non-Cash Investing and Financing Activities:
Relative fair value of warrants issued with convertible notes	$-	$45,441
Common stock issued for acquisition	$3,841,196	$-
Common stock issued for payment of loan costs	$68,668	$-
Common stock issued for original issue discount on notes	$246,500	$-
Warrants issued as debt issuance costs	$800,000	$-
Warrants issued as debt discount	$901,320	$-

Common stock issued	3,841,196	-
Consultant liability	3,932,010	-
Purchase Price	7,773,206	-
Less: assets acquired	(19,465,703)	-
Plus: liabilities and noncontrolling interest	12,064,265	-
Cash received in acquisition	371,768	-

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

1. BASIS OF PRESENTATION, NATURE OF BUSINESS AND ORGANIZATION

Basis of Presentation - The accompanying unaudited consolidated financial statements of Sebring Software, Inc. and Subsidiaries ("the Company", "us", "we", "our") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the audited consolidated financial statements and footnotes of the company for the years ending December 31, 2012 and 2011.

Nature of Business - The Company’s primary business activity is providing dental (primarily orthodontic) management services. The Company has contracts with affiliated professional associations, corporations and partnerships (“the Practices”), which are separate legal entities that provide dental services primarily in Florida and Arizona. The Company currently manages thirty-three Practices in the states of Florida and Arizona. The Practices were obtained through a combination of acquisition and organic growth in order to boost revenues while instilling best practice management infrastructure to increase profitability of the Practices. Capital and cost efficiency have driven the dental services industry to join Dental Practice Management (“DPM”) companies rather than remain as sole practitioners. Most DPMs and dental practices operate on different software platforms. The Company plans to use software solutions to substantially reduce costs.

Organization - Sebring Software, LLC ("the LLC") was originally organized in the state of Florida on September 18, 2006. On October 25, 2010 the Company consummated a transaction whereby the LLC was acquired by an inactive publicly-held company in a transaction accounted for as a recapitalization of the LLC. The publicly-held company was incorporated in Arkansas on June 8, 2007 and re-domiciled in Nevada in September 2008.

The Company had been in the development stage through March 31, 2013. However, through the acquisition of operations as described in Note 3 "Business Acquisitions" the Company has operating revenue and is no longer in the development stage.

Sebring Management FL, LLC was organized in the state of Florida on April 12, 2013 to manage dental practices in the state of Florida.

Sebring Dental of Arizona, LLC was organized in the state of Arizona to manage dental practices and owns 100% of AAR Acquisition, LLC.

AAR Acquisition, LLC was organized on March 18, 2013 in the state of Arizona and was organized to own the assets purchased in Arizona as fully described in Note 3.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries combined with the accounts of the affiliated Practices with which the Company has specific management arrangements. The Company’s agreements with the Practices provide that the term of the arrangements are for forty years, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The Company has the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the Practices. The Company has exclusive responsibility for the provision of all non-dental services required for the day-to-day operation and management of the Practices and establishes the guidelines for the employment and compensation of the physicians. In addition, the agreements provide that the Company has the right, but not the obligation, to purchase, or to designate a person(s) to purchase, the stock of the Practices for a nominal amount. Separately, in its sole discretion, the Company has the right to assign its interest in the agreements. Based upon the provisions of these agreements, the Company has determined that the Practices are variable interest entities and that the Company is the primary beneficiary as defined in the accounting guidance for consolidation. All significant intercompany and interaffiliate accounts and transactions have been eliminated.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the fair value valuation of assets acquired and liabilities assumed in business combinations, valuation of patient receivables, amortization of intangibles value, impairment analysis of long-lived assets and goodwill, valuation of any derivatives or beneficial conversion features on convertible debt, valuation of stock or other equity-based instruments issued for services or settlements and valuation of deferred tax assets.

Recent Accounting Pronouncements - Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Cash Equivalents - Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company’s cash equivalents typically consist of demand deposits. Cash equivalent balances may, at certain times, exceed federally insured limits.

Patient Receivable - Patient receivables result primarily from the Company's dental practices in Arizona and are reported at the customers’ outstanding balances, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable

Furniture, Equipment and Vehicles- Fixed Assets are recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Estimated useful lives are generally three to ten years for medical equipment, computer equipment, software and furniture; and the lesser of the useful life or the remaining lease term for leasehold improvements and capital leases. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in earnings.

Business Acquisitions - In accordance with the acquisition method of accounting, any identifiable assets acquired and any liabilities assumed are recognized and measured at their fair values on the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business acquisition occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period.

Goodwill and Other Intangible Assets - The Company records acquired assets and liabilities at their respective fair values under the acquisition method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Intangible assets with finite lives, principally customer relationships, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in the accounting guidance for business combinations. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized over 7 years.

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The testing for impairment is completed using a three-step test. The first step is a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If this step indicates potential impairment, the Company continues on to step two. The Company has the unconditional option to bypass step one and start their analysis at step two. The second step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a third step is performed to determine the amount of any impairment loss. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the dental services industry and various other factors during the testing process, including local market developments and other publicly available information.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

Long-Lived Assets - The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at June 30, 2013 pursuant to current accounting standards.

Fair Value Measurements - The Company measures fair value based on a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company carries its warrant liabilities that meet certain criteria at fair value. In accordance with the three-tier fair value hierarchy, the Company classifies its warrant liabilities as a Level 3 in the fair value hierarchy and determines the fair value of its warrant liabilities using the Black Scholes pricing model and records a warrant liability for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the warrant liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

At June 30, 2013 and December 31, 2012, the Company’s warrant liabilities had a fair value of $4,463,422 and $0, respectively. See Note 10 for more information regarding the Company’s warrant liabilities recorded during the period ended June 30, 2013.

The carrying amounts of cash equivalents, patient receivables and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of deferred revenue and other long-term obligations also approximate fair value.

Revenue Recognition - Revenues are earned from dental, primarily orthodontic, services provided to patients in approximately thirty-three dental facilities in the states of Florida and Arizona. Orthodontic patients agree to a fee structure in advance by signing a written agreement that details the services to be provided and the terms of the payment(s) for services. The services are typically rendered over eighteen to twenty-four months. Revenue is generally recognized over the service period on a straight line basis as the services are provided at a value net of refunds and other adjustments. Amounts collected in excess of amounts earned are deferred.

Liquidity - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of approximately $4.5 million and net cash used in operations of $1.8 million for six months ended June 30, 2013 and negative working capital ($20.4 million) and stockholders’ deficit ($4.2 million) and an accumulated deficit of $13.2 million, at June 30, 2013. The Company is in technical default of certain bank covenants and has presented approximately $12.8 million of debt as short-term liabilities in the attached financial statements.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

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

On April 26, 2013, management acquired or gained financial control of a management company and thirty-three dental practices in the states of Florida and Arizona. Financial control of these practices is expected to provide material positive cash flow to the Company. Furthermore, approximately $6.5 million of the current liabilities at June 30, 2013 are warrant liabilities and deferred revenue which we believe are unlikely to result in a cash outlay over the next twelve months. While management believes that this plan will provide the cash flow necessary to continue as a going concern, no assurances can be made that its plan will be successful.

3. BUSINESS ACQUISITIONS

On April 25, 2013, the Company and its subsidiary, Sebring Management FL, LLC (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “OSM Agreement”) with Orthodontic Specialists Management, LLC (“OSM”) and Alan D. Shoopak D.M.D. (“Shoopak”) and Dennis J.L. Buchman D.M.D. (“Buchman”). Under the terms of the OSM Agreement, OSM merged with and into the Merger Sub and the separate existence of OSM ceased (the “Merger”). In consideration of the Merger, the Company issued 9,849,220 shares of its restricted common stock, of which 4,924,610 were issued to Shoopak and 4,924,610 were issued to Buchman.

Additionally, in conjunction with the OSM Agreement, the Company entered into consulting agreements with Alan D. Shoopak, DMD, P.L., a Florida limited liability company (“Shoopak’s LLC”) and with Dennis J. L. Buchman, DMD, P.L., a Florida limited liability company (“Buchman’s LLC”) (together, the “Consulting Agreements”). The Consulting Agreements are for a term of three (3) years, and automatically renew for an additional two (2) years unless otherwise terminated under the terms of the Consulting Agreements.

Under the terms of the consulting agreements, Shoopak’s LLC and Buchman’s LLC shall provide advice to the Company regarding clinical issues and dental practice related matters. Further, Shoopak’s LLC and Buchman’s LLC shall attempt to identify new dental practice business management relationships and shall identify dental practices that may have an interest in entering into arrangements whereby the Company will manage the non-professional business aspects of such dental practices. In consideration for the services performed under the Consulting Agreements, Shoopak’s LLC shall receive an annual fee of approximately $550,000 for five years paid in equal monthly installments, and Buchman’s LLC shall receive an annual fee of $450,000, paid in equal monthly installments for five years. The amounts payable under the consulting arrangements were deemed to be additional consideration for the merger. These payments were recorded as “consultant liability” at its net present value of $3,932,010 at the acquisition date. As of June 30, 2013, the remaining consultant liability totals $3,837,726. Of this amount, $649,432 is reflected as a current liability.

The merger described above with Sebring Management LLC was accounted for as a business combination. The value of the 9,849,220 shares issued as merger consideration was based on the closing price of the stock as of the date of the closing, April 26, 2013, of $0.39 per share which yielded an approximate value of $3.8 million combined with the present value of the amounts payable under the consulting arrangements of approximately $3.9 million results in a fair value of the total consideration transferred of approximately $7.7 million.

On April 25, 2013, the Company’s subsidiary, AAR Acquisition, LLC (“AAR”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Byron J. Larsen, Jennifer Iacobelli, Mitchell W. Ellingson, Kathryn Ellingson, MEBL Dental Management, P.C., Byron J. Larsen, DDS, PLLC, Image Dentistry of Glendale, P.C., Image Dentistry of Peoria, P.C., and Dentelli Corp. (the “Seller”). Under the terms of the Asset Purchase Agreement, AAR acquired for $400,000 in cash all of the property and assets of the Seller used in the Seller's dental practice as a going concern, including but not limited to the assets, inventory, equipment, patient lists, furniture, fixtures, accounts receivables, client databases and lists and files and leasehold improvements of the Practice. Seller shall retain and be responsible for all liabilities, debts, obligations and expenses of the Practice incurred prior to the date of Closing. Buyer shall be responsible for liabilities, debts, obligation and expenses of the Practice accruing on or after the Closing Date. This acquisition was accounted for as a business combination.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

The acquisitions were made in order to enter the business of dental practice and dental practice management. The OSM acquisition includes thirty-one orthodontic practices located in Florida and the goodwill of $5.1 million arising from the OSM acquisition consists largely of the synergies and expected costs savings from economies of scale expected from combining the operations of the Company and OSM. None of the goodwill is expected to be deductible for tax purposes.

Acquisition costs of approximately $48,000 were incurred and expensed and are included as a component of general and administrative expenses in the consolidated statements of operations for the three and six months ended June 30, 2013.

In connection with the acquisition of OSM, the Company recognized the following amounts of identifiable assets acquired and liabilities assumed:

Financial assets	$371,768
Fixed assets	2,790,000
Identifiable intangible assets (Customer relationships)	11,000,000
Other assets	20,285
Financial liabilities	(5,149,649)
Deferred revenue	(2,187,440)
Deferred tax liability	(2,146,723)
Total identifiable net assets	4,698,241
Noncontrolling interest	(2,067,492)
Goodwill	5,142,455
Total purchase price	$7,773,204

The AAR purchase price was allocated to record identifiable assets and liabilities at fair value as follows:

Fixed assets	$130,512
Other assets	338,161
Accounts payable and accrued liabilities	(68,673)
Total purchase price	$400,000

The non-controlling interest (“NCI”) obtained in the OSM acquisition relates to certain Practice entities. The fair value of the non-controlling interest was estimated based on underlying contractual arrangements and non-contractual understandings (as indicated by the Practice’s managing member) of the amount that would be required to acquire such interest and was determined based primarily on historical cash basis revenues.

The fair value of deferred revenue was estimated based on the estimated costs of the related performance obligation taking into consideration a normal profit margin that would be expected by a market participant. This resulted in an approximate 50% discount from the historical book value.

The estimated fair values and allocation of purchase price is provisional pending the final valuation of the assets acquired and liabilties assumed.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

The amounts of revenues and net losses from the acquired entities included in the Company’s consolidated statement of operations as of June 30, 2013, and the unaudited supplemental pro forma revenues and net income (loss) of the combined entity that give effect to the acquisition of OSM had it occurred January 1, 2013 are as follows:

	(Unaudited)
	Revenues	Net Income (Loss)

Acquired Entities actual for the period April 27, 2013 to June 30, 2013	$2,655,619	$429,351
Supplemental unaudited consolidated pro forma information for the six months ended June 30, 2013	$6,111,933	$(6,706,985)

In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had the acquisitions been made as of January 1, 2013, nor is it indicative of the results of future combined operations. The Company is currently developing supplemental unaudited consolidated pro forma information for the year ended December 31, 2012.

4. Furniture, EQUIPMENT and VEHICLES, net

Furniture, equipment and vehicles consisted of the following at:

	6/30/13	12/31/12
Furniture and Fixtures	$278,427	$2,727
Vehicles	85,252	85,252
Dental Equipment	2,052,949	-
Computers and phone systems	745,935	-
Accumulated Depreciation	(171,362)	(57,710)
Furniture, equipment and vehicles, net	$2,991,201	$30,269

Depreciation expense for the six months ended June 30, 2013 was approximately $114,000. Included above are phone systems under capital leases with a net book value at June 30, 2013 of approximately $146,000.

5. BORROWINGS

Borrowings consist of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Term Loan	$10,700,000	$-
Convertible notes payable	2,634,304	3,113,102
Equipment & vehicle notes payable	158,387	33,435
Other notes payable	333,361	1,052,000
Total borrowings	13,826,052	4,198,537
Debt discount, net of interest amortization	(860,120)	(195,333)
Total borrowings, net of debt discount	12,965,932	4,003,204
Current portion of long term debt	(12,794,353)	(3,998,499)
Notes payable, net of current portion	$171,579	$4,705

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

Included in the above are notes payable to related parties in the amounts of $729,999 and $585,638 at June 30, 2013 and December 31, 2012, respectively.

Term Loan

During the six months ended June 30, 2013, the Company received financing of $11,000,000 for a note with the proceeds to be used for acquisitions and general working capital. In accordance with the terms of the note, the Company repaid $300,000 of the principal at June 30, 2013

On April 25, 2013, the Company and its subsidiaries, Sebring Dental of Arizona, LLC, AAR Acquisition, LLC, and Sebring Management FL, LLC (the “Guarantors”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Great American Life Insurance Company, United Teachers Associates Insurance Company, Continental General Insurance Company (the “Lenders”) and MidMarket Capital Partners, as agent for the Lenders. Under the terms of the Loan Agreement, the Lenders agreed to loan the Company Sixteen Million Dollars ($16,000,000) in two separate tranches (the “Term Loan”). The first tranche of the Term Loan of Eleven Million Dollars ($11,000,000) was funded on the closing date of the Loan Agreement and the second tranche of Five Million Dollars ($5,000,000) shall be funded upon the Company’s written request in accordance with section 3.2(A) of the Loan Agreement. The obligation of Lenders to fund the second tranche of the Term Loan shall expire on May 25, 2013. Interest accrues on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ percent per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2013, principal payments of $300,000 shall be due each quarter. Beginning on June 30, 2014, the quarterly principal payments shall increase to $400,000 per quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $800,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to $1,700,000 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. Under a “Collateral Assignment of Rights Under Purchase” agreement, Sebring Software, Inc. (assignor) assigned to the lender as security, all its rights, power and privileges under the Purchase Agreements relating to the subsidiaries. Under a “Guaranty and Suretyship Agreement” the subsidiaries, Sebring Management of FL, LLC, AAR Acquisition, LLC and Sebring Dental of Arizona, LLC guarantee payment under the Loan and Security Agreement. Under pledge agreements made by Sebring Software, Inc., they pledge all the equity interest in the subsidiaries to the lenders and under another pledge agreement, Sebring Dental of Arizona, LLC pledges its equity interest in AAR Acquisition, LLC to the lender. Additionally, the Lenders received an aggregate of 4,506,600 warrants exercisable at $0.01 per share (the “Warrants”). The Warrants, which expire on April 25, 2023, have a put right where the Holder shall have the right, but not the obligation, to put some or all of the Warrants or the Warrant Shares to the Company upon the earliest to occur of (a) the second anniversary of the Original Issue Date, (b) an event constituting an Event of Default, (c) a Change of Control, or (d) the sale, liquidation or other disposition of the whole or a significant portion of the assets of, or equity in, the Company. The put price per Warrant Share shall be the greater of (i) the Minimum Put Price or (ii) the Fair Market Value of the Warrant Shares issuable upon exercise of this Warrant less the Exercise Price payable upon the exercise of the unexercised portion of this Warrant being put and if the Put Option is being exercised following a Change of Control, the highest price paid per share of Common Stock transferred in the Change of Control transaction less the Exercise Price payable upon the exercise of the unexercised portion of this Warrant being put. In the event of a reorganization, the Put Price shall, simultaneously with the happening of such event, be adjusted by multiplying the then Put Price by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such event and the denominator of which shall be the number of shares of Common Stock outstanding immediately after such event, and the product so obtained shall thereafter be the Put Price then in effect. As a result of this put feature, the warrant is classified as a liability that must be re-measured at each reporting period with the change in fair value reflected in the statement of operations.

The loan, which was issued on April 25, 2013 in the amount of approximately $11 Million, has financial covenant targets to be calculated and construed in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and based on adjusted EBITDA measured on June 30, 2013. Adjusted EBITDA was a loss for the period so all the related covenants were not met and may have created an event of default. Upon the occurrence of a default event the holder has the right to accelerate the loan and therefore $9,500,000 of the loan balance which would here been reflected as a non-current liability has been reclassified to current liabilities net of discount until such default can be resolved or cured (See “Liquidity” under Note 1).

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

The fair value of the warrant on the original issuance date, April 25, 2013, was $0.20 per share calculated using the Black Scholes pricing model. The total value of the warrants on the original issuance date was calculated at $ 901,320 and is initially recorded as a debt discount and warrant liability with the debt discount to be amortized over the debt term. During the six months ended June 30, 2013, $41,200 of the discount was amortized to interest expense for these warrants. As required, the warrant liability was recalculated at June 30, 2013. The valuation of the warrants on this date, using the Black Scholes pricing model, was $2,343,432. Accordingly, a charge of $1,442,102 was taken in the statement of operations at June 30, 2013.

The Company paid $3,046,991 in loan costs consisting of $2,246,991 and 4,000,000 five-year warrants, exercisable at $0.22 per share, which were valued at their fair value of $800,000 in conjunction with the Loan Agreement. The loan costs are recorded as debt issue costs to be amortized over the term of the debt. During the six months ended June 30, 2013, a total of $114,716 was recorded as amortization expense.

Convertible Notes Payable

Convertible notes payable includes several past due notes totaling approximately $1.64 million in principle and approximately $784,000 in accrued but unpaid interest which are currently in default subject to notification by the lenders. Approximately $622,000 of these notes is with related parties. Also included in convertible notes payable at June 30, 2013 is a restructured note in the amount of $998,666 which the Company had been notified by the lender of default. The following summarizes these notes.

	6/30/2013	12/31/2012
Convertible notes payable to related and unrelated parties bearing interest at a rate of 12%, principal is payable on March 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below. If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75. Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above. The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011. Since the Company failed to register the warrant shares on or before June 1, 2011, the lender is entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed, capped at 10%. All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date. The Public Event occurred on October 25, 2010 and on May 1, 2011 the notes became convertible at a price of $1.72 or a lesser price based on any equity financing. See Public Event below. During the year ended December 31, 2012 the Company repaid $21,920 of principal on these loans. As of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	$1,295,638	$1,273,718
14

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

Convertible notes payable issued to related and unrelated parties in January and February 2011 for $200,000 cash. These convertible notes payable bear interest at a rate of 12%, and principal is payable on September 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below. If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75. Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above. The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011. Since the Company failed to register the warrant shares on or before June 1, 2011, the lender is entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed, capped at 10%. All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date. The Public Event occurred on October 25, 2010 and on May 1, 2011 the notes became convertible at a price of $1.72 or a lesser price based on any equity financing. See Public Event below. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	200,000	200,000

Convertible notes payable bearing interest at a rate of 12%. Principal payable on June 30, 2009. Interest payable every six months. The note and accrued interest are convertible at 75% of the price per share paid by investors in the next equity financing and such conversion rights will expire 60 days after such equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	40,000	40,000

Non-convertible note payable originated in October 2010, bearing 6% interest, with principal and interest due December 31, 2012. This note was reclassified from loans payable as of December 31, 2011. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and, therefore, was not technically in default.	100,000	100,000

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

In February, 2012 the Company received $100,000 from one investor for convertible notes sold according to the specifics of the Term Sheet. The Company paid Wellington Shields a fee of $3,000 for this transaction in satisfaction of the requirements of the Wellington Shields agreement for investors of short term loans not introduced by Wellington Shields. The Company determined that based on the conversion terms of the notes, the notes qualify as stock settled debt in accordance with ASC 480 “Distinguishing Liabilities from Equity”. Accordingly, a premium of $33,333 was to be accreted to the total $100,000 notes balance from the note dates to the first computable date they become convertible, which is December 31, 2012. During the year ended December 2012 the total amount of $33,333 was amortized and recorded as a Put Premium which was netted against current portion of notes payable. In addition, the relative fair value of the warrants, which totals $45,441 was recorded as additional paid in capital and debt discount and was amortized over the debt term, to December 31, 2012. On December 28, 2012 the investor agreed to modify the terms of the note. Under the new agreement, the Company issued 4 Units where each unit consisted of an original issue discount note of $33,333 (aggregate $133,333) for a purchase price of $25,000 per unit, and a right to receive common shares at a rate of 0.03% of the outstanding shares of the Company’s common stock outstanding on the earlier of 1) the day immediately preceding the note redemption date, 2) the note maturity date of May 31, 2013 or 3) the date of conversion of the notes to equity. The note bears an interest rate of 15% on the Purchase Price. Ultimately the shares must be issued by May 31, 2013, the Note maturity date. The notes and accumulated interest will be redeemed at the time of any financing of debt or equity of a minimum of $12 million completed by the Company prior to the maturity date or, if not redeemed, at the option of the investor may be converted at any time after the Note issuance date: 1) to any public offering of the Company’s common shares or; 2) the value weighted average price of the Company’s common stock during the month of May 2013 if no public offering is completed before the maturity date. Based on the conversion terms of these Notes they are considered Stock Settled debt, and can be settled at their face value. In addition, the common stock issued pursuant to the Rights will have a put right by which the unit holder will be able to put the common shares issued pursuant to the Rights to the Company for $25,000 per unit upon the earlier of: 1) 13 months following an underwritten secondary offering or, 2) 24 months from the closing date. See below for description of debt modification accounting treatment.	0	133,333

On December 28, 2012 the Company issued 5.86 Units to an investor where each consisted of an original issue discount note of $33,333 (aggregate $195,333) for a purchase price of $25,000 per unit, and a right to receive common shares at a rate of 0.03% of the outstanding shares of the Company’s common stock outstanding on the earlier of 1) the day immediately preceding the note redemption date, 2) the note maturity date of May 31, 2013 or 3) the date of conversion of the notes to equity. The note bears an interest rate of 15% on the Purchase Price. The notes and accumulated interest will be redeemed at the time of any financing of debt or equity of a minimum of $12 million completed by the Company prior to the maturity date or, if not redeemed, at the option of the investor may be converted at any time after the Note issuance date: 1) to any public offering of the Company’s common shares or; 2) the value weighted average price of the Company’s common stock during the month of May 2013 if no public offering is completed before the maturity date. Based on the conversion terms of these Notes they are considered Stock Settled debt, and can be settled at their face value. In addition, the common shares issued pursuant to the Rights will have a put right by which the unit holder will be able to put the common shares issued pursuant to the Rights to the Company for $25,000 per unit upon the earlier of: 1) 13 months following an underwritten secondary offering or, 2) 24 months from the closing date. The Company recorded the common stock rights at their redemption amount of $146,500 with a related debt discount of $146,500 and recorded an original issue discount of $48,833, such discounts to be amortized over the term of the debt.	0	195,333

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

On April 25, 2013 the Company restructured the past due convertible note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the Noteholder. The remaining principal of $420,718 and accrued interest of $577,948 were restructured into a new note for $998,666. The principal is due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the Noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, for every 120 days that the note remains unpaid the Noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the date such shares became due and payable. This provision has been delayed for one year and will only apply through the maturity date.	998,666	1,170,718
	$2,634,304	$3,113,102

Equipment and vehicle notes payable

During the quarter ended June 30, 2013, the Company made several notes payable to a bank to acquire orthodontic equipment in the aggregate amount of $142,136. These notes bear interest at 3.5%, are secured by the equipment and require aggregate monthly payments of $2,585 through 2018. The balance of these notes at June 30, 2013 was $134,468. The remaining notes in this category are loans with original principal of $85,252 for two vehicles purchased in 2011 that mature in February, 2014 with annual interest of approximately 1%. The notes have monthly principal and interest payments of $2,402. Balance owed at June 30, 2013 and December 31, 2012 was $23,919 and $33,435, respectively.

Other notes payable

Other notes payable include two unsecured past due notes totaling $190,000 in principle at June 30, 2013, a non-interest bearing loan in the amount of $35,000, and notes to related parties in the amount of $108,361 at June 30, 2013 (see below). The past due notes bear interest at 12%. Related accrued interest was $64,500 at June 30, 2013.

Other notes payable with an aggregate balance of $862,000 at December 31, 2012 were paid off on April 27, 2013 with proceeds from the term loan.

Notes payable – related parties

Included in convertible notes payable and other notes payable above are related party notes payable consisting of several past due notes totaling $621,638 at June 30, 2013 and a note payable in the amount of $108,361 at June 30, 2013 to a holder of a non-controlling interest in one of the Practices. The past due notes bear interest at 12% and are due on demand. The note to the NCI holder was obtained in the OSM acquisition and bears interest at 8.5% and requires monthly payments of $4,646 through June of 2015.

In December 2012 the Company issued notes which resulted in the recording of a debt discount and an original issue discount totaling $195,333 that was to be amortized through the notes maturity date of May 31, 2013. During the six months ended June 30, 2013 the notes were repaid and the entire $195,333 was amortized to interest expense.

During the six months ended June 30, 2013 the Company repaid a total of $2,163,031 of principal on outstanding notes and $144,926 of accrued interest to holders of the Company’s notes in accordance with various settlement agreements. In instance where settlement agreements resulted in payments that differed from the previously recorded amounts, the Company accounted for the difference as a gain or loss on settlement of debt. Accordingly, the Company recorded a Gain on Settlement of Debt of $7,423 at June 30, 2013. In addition, on January 2, 2013 the Company issued 63,145 shares of the Company’s common stock to an investor in lieu of payment of $7,266 of interest on a note that had accrued to that date. The shares were valued at $0.115 per share which was the fair value based on the quoted trading price on the date of issuance.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

6. LOANS RECEIVABLE

The Company has paid amounts totaling $91,507 at June 30, 2013 that are obligations of sellers in the AAR Acquisition. This amount is reflected as a loan receivable at June 30, 2013. The loan carries no specific repayment terms.

7. COMMITMENTS AND CONTINGENCIES

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

In the second agreement, the Company retained Wellington Shields as the exclusive placement agent and financial advisor to the Company in connection with a Private Placement transaction up to $15 million. Wellington Shields will be compensated as follows: (a) a success fee of 8% of gross proceeds of a successful placement; (b) non-callable warrants equal to 8% of the aggregate number of securities sold in the placement (“Placement Agent Warrants”). These warrants shall have a purchase price equal to 110% of the implied price per share of the Placement and shall be exercisable for a period of five years after the closing of the Placement. Wellington Shields will also be entitled to 8% compensation resulting from any cash generated by the Company upon exercise of warrants by investors introduced to the Company by Wellington Shields; (c) placement fee of 10% for any bridge loan or short term capital during the term of the agreement including 10% warrant coverage for investors introduced to the Company by Wellington Shields or a 3% fee plus 3% warrant coverage for any short term loans obtained by the Company for investors located by someone other than Wellington Shields; (d) expenses incurred by Wellington Shields after prior approval from the Company is obtained. The Agreement shall terminate at the close of business on June 30, 2012, but will continue unless cancelled by 30 days written notice. As of the date of this report, no cancellation notice has been delivered or received. The Company is obligated to pay the fees indicated herein for a period of 12 months after termination of the agreement for any transactions completed by the Company with parties introduced to the Company by Wellington Shields. In addition, if the Company closes a placement or transaction during the term, or for a period of 24 months commencing the later of (i) the date of the closing of the placement or (ii) the date of the closing of any transaction, Wellington shall have a preferential right whereby the Company will offer Wellington the first opportunity to provide any financing arrangements to the Company. This agreement is still in effect at the date of this report. On April 25, 2013 Wellington Shields earned and was paid $880,000 and 4,000,000 warrants under this agreement.

Lender Contingency - Under an October 1, 2010 secured promissory note, a lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days (maximum of 4 issuances) that any amount is outstanding. The final set of shares to be issued under this agreement was recorded as of January 24, 2012. These same provisions apply to the $998,666 note issued on April 25, 2013, which matures on April 25, 2014. Under the terms of this note, the 1% equity interest will no longer apply after the maturity date.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

Management Agreement - The Company has two three-year and one two-year management agreements for each of three key members of management that are in effect until June 2013, December 2015, and April 2015, respectively. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of $525,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition two members have Equity Participation clauses in their agreements, whereby each employee shall be awarded 1,000,000 restricted shares of common stock to be awarded in equal increments over the next two years until the above mentioned 1,000,000 shares have been issued to each.

Penalty Contingency - Certain penalty and other ongoing warrant issuances are due under various note agreements. These continuing warrant grants will continue to be expensed at fair value in future periods and may cause dilution to current shareholders if such warrants are exercised.

Leases

Office leases

Our new subsidiary in Florida leases office space for their headquarters (Clearwater, FL) and for the Practices. The leases expire at various times through 2023.

Future minimum lease payments for the 12 months ending June 30:

Amount
2014	$1,638,355
2015	1,317,261
2016	998,782
2017	781,523
2018	638,414
Thereafter	1,493,754
Total	$6,868,089

Equipment leases

The Company also has leases for software and telephone systems related to the Practices. The software lease is classified as an operating lease and requires monthly payment of approximately $7,000 through February of 2015. The telephone systems lease is classified as a capital lease. Future payments required under the lease are as follows:

Through December 31, 2013	$53,089
Year ended December 31, 2014	106,178
Year ended December 31, 2015	90,797
Year ended December 31, 2016	13,892
Year ended December 31, 2017	11,578
Total	275,534
Less amounts representing interest	(39,059)
Capital lease obligation	236,475
Less current portion	(84,010)
Long term capital lease obligation	$152,465

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

8. EQUITY TRANSACTIONS

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

In May 2013 the Company issued an investor 750,000 shares of the Company’s common stock for $150,000. The shares were valued at $.20 per share.

During the six months ended June 30, 2013 the Company issued a total of 50,000 shares of the Company’s common stock for accounting services. The shares were valued at $.39 or $19,750, which was the quoted trading price on the day of issuance. The Company also issued 200,000 shares of the Company’s common stock for investor related consulting services. These shares were valued at $.20 per share or $40,000, which was the quoted trading price on the day of issuance.

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 16,333 warrants to noteholders during the six months ended June 30, 2013. The five year warrants, with an exercise price of $1.89 were valued at $.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge to additional paid in capital of $12,903 during the period ended June 30, 2013.

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

Noncontrolling Interest

In connection with the OSM Agreement and through certain agreements that provide for a nominee shareholder, the Company obtained financial control of certain Practices consisting of eleven entities and thirty one locations. Five of these entities (thirteen locations) have equity owners that have not pledged their equity interests to the Company through the nominee shareholder. These noncontrolling interests range from 40% to 50%. These interests have been classified as noncontrolling interests in the accompanying consolidated financial statements.

As part of the acquisition of OSM, the Company recorded the noncontrolling interest in the amount of $2,067,492 as the estimated fair value. During the period subsequent to the acquisition, capital contributions in the amount of $25,388 were received from the NCI equity holders and net income of $146,678 was credited to the noncontrolling interest.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

9. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the six months ending June 30, 2013 during which the Company reported a net loss, 9,175,103 warrants and 1,403,982 shares issuable under conversion features of convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive.

10. WARRANTS FOR COMMON STOCK AND WARRANT LIABILITY

The fair value for warrants issued during the six months ended June 30, 2013 was estimated at the date of issuance according to the following range of assumptions:

Estimated fair value of underlying common stock	$0.20 - $0.53
Exercise price	$1.01 - $0.22
Expected life (years)	4.8 - 10
Risk-free interest rate	2.52%
Expected volatility	295%
Dividend yield	0%

The Black-Scholes pricing model was developed for use in estimating the fair value of options and warrants and is dependent on the input of subjective assumptions. While the Company believes these estimates to be reasonable, the warrant expense recorded would increase if a higher volatility was used, or if the expected dividend yield increased.

Warrants without ratchet provisions:

A total of 8,422 warrants were issued under a continuation agreement according to the factors calculated at the time of inception. The expense and credit to additional paid-in capital for the six months ended June 30, 2013 was $12,903.

In connection with the financing agreement on April 25, 2013, 4,506,600 ten-year warrants were issued to the lenders with an exercise price of $.01. This was below the Company’s common stock market price of $.20 and had a fair value at issuance of $901,320, which was recorded as a debt discount to be amortized over the five-year loan term. These warrants have a put option that allows the holder to receive a cash payment of the value of the warrants (a minimum of $.011 or the market price) less the exercise price of $.01, upon the two year anniversary, event of default or the change in control date. As a result of this provision the warrants are treated as a liability and are re-measured at each reporting period. As of June 30, 2013 the warrant liability was $2,343,432 and the loss on warrant liability from April 25, 2013 to June 30, 2013 due to changes in the fair value of the warrants was $1,442,102.

A Summary of the Company’s warrant activity for warrants without ratchet provisions for the six months ended June 30, 2013 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	652,170	$1.89
Issued or Issuable	4,522,933	$.02
Cancelled or Expired	-	-
Exercised	-	-
Outstanding at end of period	5,175,103	$.17	9.52
Exercisable at end of period	5,175,103	$.17	9.52

At June 30, 2013 the intrinsic value of the outstanding warrants was $2,395,731.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

Warrants with ratchet provisions:

The Company issued five-year warrants on April 25, 2013 to purchase 4,000,000 shares of common stock, exercisable at $0.22 per share, to a loan placement agent. The warrants stipulate that if the Company issues any additional shares of common stock at a price per share less than the warrant exercise price, then the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued.

Due to these ratchet provisions, the Company treats the warrants as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging”. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock.

Since these warrants were issued in connection with the financing agreement on April 25, 2013 described in Note 3, they were valued on April 25, 2013 at the fair value of $0.20 per share for a total fair value of $800,000, which was recorded as a loan issuance cost to be amortized over the five year loan term on the interest method.

A Summary of the Company’s warrant activity for warrants with ratchet provisions for the six months ended June 30, 2013 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	-	$-
Issued or Issuable	4,000,000	.22
Exercised	-	-
Canceled or expired	-	-
Addition due to ratchet trigger
Outstanding at end of period	4,000,000	$.22	4.81
Exercisable at end of period	4,000,000	$.22	4.81

Changes in the fair market value of the warrants with ratchet provisions in a loss totaling $1,320,000 for the three months ended June 30, 2013. At June 30, 2013 the intrinsic value of the outstanding ratchet warrants was $2,120,000.

The changes in the warrant liability (a Level 3 classification in the fair value hierarchy) for the six months ended June 30 is as follows:

Warrant liability-December 31, 2012	$-
Additional liability due to new grants	1,701,320
Loss on changes in fair market value	2,762,102
Warrant liability-June 30, 2013	$4,463,422

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

11. RELATED PARTIES

During the six months ended June 30, 2013 the Company repaid $146,500 on amounts owed to principal shareholders of the Company under promissory notes due on September 1, 2011 and December 31, 2012 (see Note 3). After these repayments the balance owed to these shareholders as of June 30, 2013 was $621,638.

12. PURCHASE AGREEMENT

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

13. INCOME TAXES

From September 18, 2006 (inception) to the recapitalization date of October 25, 2010, the Company was treated as a partnership for federal Income tax purposes. The corporate tax benefits of its losses were passed through to its owners and the Company did not have any income tax expense or benefit. Starting October 25, 2010 the Company became subject to paying income tax. There was no income tax expense from October 25, 2010 to December 31, 2012 or for the six months ended June 30, 2013 due to the Company's net losses.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

The blended Federal and State tax rate of 37.63% applies to loss before taxes. The Company's tax expense differs from the “expected” tax expense for Federal income tax purposes for the six months ended June 30, 2013 (computed by applying the United States Federal Corporate tax rate of 34% to net loss before taxes), as follows:

Six Months Ended
June 30, 2013

Computed “expected” tax benefit	$(1,517,814)
State income tax	(167,733)
Non-deductible expenses	7,115
Income (loss) of non-taxable entities	(53,236)
Change in deferred tax asset valuation allowance	1,731,668
Tax expense	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows at June 30, 2013 and December 31, 2012:

Deferred tax assets:	June 30, 2013	December 31, 2012

Net operating loss carryforward	$2,525,017	$1,487,087
Gain on foreign currency exchange rates	(3,310)	(1,425)
Warrants	1,039,379	108,451
Other accrued liabilities	1,832,050	173,334
Intangible assets	(4,040,745)	-
Less valuation allowance	(3,499,115)	(1,767,447)
Net deferred tax (liability)/asset	$(2,146,724)	$-

The valuation allowance at June 30, 2013 was $3,499,115. The increase in 2013 was $1,731,668. The Company has a net operating loss carry forward of approximately $6.7 million available to offset future U.S. net income over 20 years through 2032.

The utilization of the net operating loss carry forwards is dependent upon the ability of the Company to generate sufficient taxable income during the carry forward period.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2013, tax years 2012, 2011 and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years

14 . SUBSEQUENT EVENTS

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

On August 23, 2013 (the penalty date) a 1% common stock interest of 615,650 common shares became due to a lender pursuant to a settlement agreement and promissory note (see Note 4). These shares of common stock will be recorded as loan penalty expense based on the common stock quoted market value of $0.57 per share on the penalty date which is considered the measurement date for a total of $350,920. The lender has agreed to waive this requirement for one year.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months ended June 30, 2013

(Unaudited)

15. RESTATEMENT

The Company restated its financial statements in order to reflect the consolidation of all dental practice entities, as more fully described in Notes 2 and 3, and to report warrants to purchase 4,000,000 shares of the Company’s common stock which it issued to a loan placement agent on April 26, 2013. These warrants have a term of 5-years an exercise price of $0.22 per share and are more fully described in Note 10 and had the following impact on the financial statements:

	Before	Restatement	After
	Restatement	Adjustment	Restatement
Consolidated Balance Sheet:
Current Assets	$2,375,710	$287,826	$2,663,536
Other Assets	9,247,219	9,672,412	18,919,631
Total Assets	11,789,655	12,784,713	24,574,368
Current Liabilities	16,779,791	6,301,625	23,081,416
Total Liabilities	16,779,791	11,960,686	28,740,477
Stockholder's Deficit	(4,990,136)	(1,415,531)	(6,405,667)

Consolidated Statement of Operations:
Net Revenue	239,233	2,416,386	2,655,619
Loss from Operations	(973,796)	277,770	(696,026)
Other Income (Expense)	(2,174,312)	(1,447,141)	(3,621,453)
Net Loss attributable to the Company	(3,148,108)	(1,316,049)	(4,464,157)
Earnings per Share - Basic and Diluted	(0.06)	(0.02)	(0.08)

Statement of Cash Flow:
Net Cash Used in Operating Activities	(1,708,768)	(78,352)	(1,787,120)
Net Cash Used in Investing Activities	(670,532)	433,345	(237,187)
Net Cash Provided by Financing Activities	4,291,663	33,876	4,325,539

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

Overview

We have been in the development stage and therefore had not earned any revenue until the second quarter of 2013. Our designed purpose is to utilize our software connectivity product to reduce the costs associated with different software packages used by dental practices in the Dental Practice Management industry (“DPM”). DPM companies combine acquisition and organic growth to boost revenues while instilling best practice management infrastructure to increase the dental practices’ profitability. Capital and cost efficiency have driven the dental services industry to join DPM companies rather than remain as sole practitioners. Most DPMs and dental practices use different software packages. Sebring plans to use software solutions to substantially reduce the cost of DPMs data entry. With the above stated presence in the DPM market our company decided to acquire a DPM and 31 dental practices in the state of Florida as well as two dental practices in the state of Arizona during the second quarter. As a result of the acquisition, the Company currently manages thirty-three Practices and plans to boost revenues and substantially reduce costs through increased efficiencies through the use of software solutions and best practice management techniques.

Results of Operations

Results of Operations for the three and six months ending June 30, 2013 compared to the three and six months ending June 30, 2012

During the three and six month period ended June 30, 2013, the Company recorded revenues of $2,655,619. This revenue was earned from general dental practice and is the result of the acquisition of dental practices and a dental practice management company according to the Company’s strategic plan. The Company also incurred direct dental costs of $1,162,426 which were primarily for employee compensation and benefits in the dental practices. In addition, direct dental costs of $611,672 were incurred for expenses in the dental practices which included items such as lab expense, dental implants and other supplies and certain rents. Indirect dental of expenses of $492,446 were incurred at the dental practices for other expenses such as computer expense, telecommunications costs, cleaning expenses, repairs and maintenance, utilities and other general office expenses. The Company did not produce any revenue in the three and six month period ending June 30, 2012 as the Company was still in development stage.

Corporate compensation and benefits increased $187,845 from $96,526 in the three months ended June 30, 2012 to $284,371 for the three months ended June 30, 2013. During the six months ended June 30, 2013 these costs increased to $448,135 from $188,547 for the same period in 2012. This increase is due to the additional personnel associated with the dental practice acquisition and the hiring of additional administrative management.

General and administrative expenses increased from $213,230 for the three months ended June 30, 2012 to $536,622 for the three months ended June 30, 2013. These costs increased from $353,927 for the six months ended June 30, 2012 to $636,966 for the six months ended June 30, 2013. These increases were due to the Company incurring higher costs for consulting, accounting and other professional fees necessary to facilitate and consummate the dental practice acquisition as well as additional costs for travel, telephone and filing fees.

Interest expense increased from $171,185 for the three months ended June 30, 2012 to $598,508 for the three months ended June 30, 2013. These costs increased from $322,349 for the six months ended June 30, 2012 to $871,781 for the six months ended June 30, 2013. The increase was primarily due to the interest on the $11 million note to fund the acquisitions as well as additional interest expense incurred from amortizing a portion of the debt discount associated with certain notes and warrants and the amortization of the debt issuance costs incurred with the consummation of our loan.

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

Liquidity and capital resources

Our cash and liquidity resources have been provided by investors through convertible and non-convertible notes, loans payable and the sale of our common stock. During the six months ended June 30, 2013 we received $342,000 from the sale of our stock as well as cash received as a result of the consummation of our $11 million dollar loan which is further discussed below. These cash investments have been used primarily for general and administrative expenses including management compensation and to fund our acquisitions as discussed below.

On April 25, 2013, the Company and its subsidiaries, Sebring Dental of Arizona, LLC, AAR Acquisition, LLC, and Sebring Management FL, LLC (the “Guarantors”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Great American Life Insurance Company, Great American Insurance Company, United Teachers Associates Insurance Company, Continental General Insurance Company (the “Lenders”) and MidMarket Capital Partners, as agent for the Lenders, in order to facilitate the funding of the acquisition of dental practices according to our business plan. Under the terms of the Loan Agreement, the Lenders agreed to loan us up to Sixteen Million Dollars ($16,000,000) in two separate tranches (the “Term Loan”) for this purpose. The first tranche of the Term Loan of Eleven Million Dollars ($11,000,000) was funded on the closing date of April 26, 2013. Of this total, $6,304,984 was used for acquisitions, debt refinancing and costs associated with the transactions. The remaining $4,695,016 will be used as working capital. We continue to pursue other acquisition opportunities in accordance with the terms of the loan agreement, and while the lenders obligation to advance the second tranche of Five Million Dollars ($5,000,000) expired on May 25, 2013, the Company’s management and the lender are in conversations about the completion of the $5,000,000 advance of the loan. There is no guaranty that we will be successful in consummating acquisitions that will meet the terms of the Loan Agreement that will allow the $5 million to be released.

Debt and contractual obligations

We have commitments to pay investors $14,910,717 of principal and accrued interest on various convertible notes, non-convertible notes and loans payable through June 30, 2013. We also owe $1,383,164 in accounts payable and accrued liabilities and $537,890 of payroll related liabilities as of June 30, 2013. In addition, as of June 30, 2013, we have commitments to pay consultants $3,837,726 as a result of our acquisition.

Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $1,825,638 of debt plus $1,061,310 of accrued interest as of June 30, 2013. On April 25, 2013 the Company restructured the note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the Noteholder. The remaining principal of $420,718 and accrued interest of $577,948 were restructured into a new note for $998,666. The principal is due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the Noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, for every 120 days that the note remains unpaid, up to a maximum of 480 days, the noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the due date. This provision has been delayed for one year and will only apply through the maturity date.

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

Critical Accounting Estimates and Policies

Goodwill and Other Intangible Assets - The Company records acquired assets and liabilities at their respective fair values under the acquisition method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Intangible assets with finite lives, principally customer relationships, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in the accounting guidance for business combinations. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized over 7 years.

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The testing for impairment is completed using a three-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the dental services industry and various other factors during the testing process, including local market developments and other publicly available information.

Long-Lived Assets - The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at June 30, 2013 pursuant to current accounting standards.

Revenue Recognition. Revenues are earned from dental, primarily orthodontic, services provided to patients in approximately thirty-three dental facilities in the states of Florida and Arizona. Orthodontic patients agree to a fee structure in advance by signing a written agreement that details the services to be provided and the terms of the payment(s) for services. The services are typically rendered over eighteen to twenty-four months. Revenue is generally recognized over the service period on a straight line basis as the services are provided at a value net of refunds and other adjustments. Amounts collected in excess of amounts earned are deferred.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our Chief Executive Officer, and our acting Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective, due to material weaknesses in internal control over financial reporting, as discussed below, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at June 30, 2013:

•	On April 25, 2013 the company merged with an operating business that was accounted for using the cash basis of accounting, the company was private and managed by the owners. As a result, the control environment had significant internal control weakness. Shortly after the acquisition the company experienced extraordinary turnover in the accounting staff including the payroll manager and controller. Sebring has hired personnel from 2 accounting firms on a temporary basis and a new controller who starts in September. The new accounting staff have worked to correct the problems with the historical records and convert them to an accrual basis.

•	Control Environment: The Acquired Company’s control environment was not effective at establishing sufficient control consciousness or the appropriate culture to promote the consistent application of accounting policies and procedures, adherence to GAAP, and the importance of effective internal control over financial reporting. This material weakness contributed to the material weaknesses noted below.

•	Selection, Application and Communication of Accounting Policies: The Company’s policies and procedures for the selection of accounting policies and the communication of those accounting policies to the Company’s personnel for consistent application were ineffective. This material weakness results from insufficient accounting and finance personnel with skills, knowledge, and training in GAAP in light of the Company’s geographic dispersion of the Company’s operations and centralization of accounting functions. This material weakness resulted in additional material weaknesses in the accounting for transactions between entities. Historically there was no attempt to reconcile the intercompany assets and liabilities. We have attempted to identify and enter all of these transactions and believe that this has resulted in no material errors in the preparation of the Company’s consolidated financial statements.

•	Monitoring: The Acquired Company did not maintain monitoring activities that were effective at ensuring that breakdowns in the operation of controls at the individual business units are detected and corrected on a timely basis. This material weakness could lead to the failure to detect deficiencies in the compliance with the Company’s policies and procedures on a timely basis, including balance sheet account review controls operated by business unit personnel. Specifically, certain asset and accrual accounts were recorded and reconciled by numerous individuals without a review or reconciliation at a higher level on a total account basis. We have reviewed and in some cases re-balanced the accounts to verify this did not result in material errors in the preparation of the Company’s consolidated financial statements.

•	Account Reconciliations: The Acquired Company’s policies and procedures did not adequately address the steps necessary for an adequate reconciliation, the supporting documentation that should be maintained, the timing of the performance or their review and approval. This resulted in material weaknesses in the Company’s policies and procedures with respect to account reconciliation for accounts receivable, other assets, accounts payable, accrued expenses, and deferred revenue. As the company was on the cash basis the accounting entries for prepaid expenses, accrued expenses, revenue recognition, unearned revenue, accounts payable and accounts receivable were not recorded.

•	Segregation of duties in the handling of cash, cash receipt, and cash disbursement was not formalized.

•	Lack of an audit committee or similar group of Board members resulting in ineffective oversight of internal controls and financial reporting.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting in 2013 and have been addressed as of the filing of this document. On August 1, 2013 the Company appointed four outside directors and the CEO remained as the only Director/Officer on the Board. The Board further appointed an audit, compensation, governance and acquisitions committees chaired by outside directors.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have commitments to pay investors $14,910,717 of principal and accrued interest on various convertible notes, non-convertible notes and loans payable through June 30, 2013. We also owe $1,383,164 in accounts payable and accrued liabilities and $537,890 of payroll related liabilities as of June 30, 2013. In addition, as of June 30, 2013, we have commitments to pay consultants $3,837,726 as a result of our acquisition.

Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $1,825,638 of debt plus $1,061,310 of accrued interest as of June 30, 2013. On April 25, 2013 the Company restructured the note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the Noteholder. The remaining principal of $420,718 and accrued interest of $577,948 were restructured into a new note for $998,666. The principal is due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the Noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, for every 120 days that the note remains unpaid the noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the due date.This provision has been delayed for one year and will only apply through the maturity date.

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

Sebring Software, Inc.

Date November 14, 2013	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer

