Form 10-Q
period 2013-09-30
Sebring Software, Inc.
filed 2013-11-14
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, the registrant had 62,302,471 shares of common stock, $0.0001 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiaries

Consolidated Financial Statements

Three and Nine Months Ended

September 30, 2013 And 2012

Sebring Software, Inc. and Subsidiaries

Sebring Software, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$1,506,460	$84,073
Patient Receivables	236,874	-
Prepaid expense	165,103	10,000
Total current assets	1,908,437	94,073

Fixed Assets
Furniture, equipment and vehicles, net	2,906,047	30,269
Total Fixed Assets	2,906,047	30,269

Other Assets
Loan receivable - related party	139,511	-
Customer relationship value, net of $654,762 accumulated amortization	10,345,238	-
Loan costs, net of $268,146 accumulated amortization	2,778,845	-
Goodwill	5,142,455	-
Deposits	20,644	1,000
Total Other Assets	18,426,693	1,000

Total assets	$23,241,177	$125,342

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,787,302	$255,663
Accrued payroll and related liabilities	376,353	649,682
Accrued interest payable	1,481,078	1,559,398
Warrant liability	3,402,640	-
Deferred revenue	2,507,936	-
Current portion notes payable, net of debt discount of $818,752 and $195,333 at September 30, 2013 and December 31,2012	12,925,229	3,998,500
Current portion of lease obligations	86,370	-
Current portion of consultant liability	664,564	-
Total current liabilities	23,231,472	6,463,243

Lease obligation, net of current portion	129,970	-
Consultant liability, net of current portion	3,004,642	-
Deferred tax liability	2,146,723	-
Notes payable, net of current portion	296,975	4,705
Total liabilities	28,809,782	6,467,947

Commitments and contingencies (Note 7)

Redeemable common stock rights	-	246,500

EQUITY (DEFICIT)
Sebring Software, Inc. stockholders' equity (deficit)
Preferred stock, 10,000 authorized, none issued and outstanding
Common stock issued and to be issued, 0.001 par value, 1,100,000,000 shares authorized, 62,302,471 and 48,822,146 shares issued and outstanding at
September 30, 2013 and December 31. 2012, respectively	6,230	4,882
Additional paid in capital	7,176,833	2,160,614
Accumulated deficit	(14,836,645)	(8,754,601)
Total Sebring Software, Inc. stockholders' equity (deficit)	(7,653,582)	(6,589,105)
Noncontrolling interest	2,084,977	-
Total equity (deficit)	(5,568,605)	(6,589,105)
Total liabilities and stockholders' deficit	$23,241,177	$125,342

The accompanying notes are an integral part of these unaudited financial statements

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Operation

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Net dental practice revenue	$3,300,932	$-	$5,956,551	$-

Operating expenses:
Direct dental expenses - compensation	2,022,148	-	3,184,574	-
Direct dental expenses - other	1,066,143	-	1,677,815	-
Indirect dental expenses	776,821	-	1,269,267	-
Corporate compensation and benefits	374,546	93,137	822,681	314,674
General & administrative expenses	1,016,803	82,301	1,653,769	403,238
Total operating expense	5,256,461	175,438	8,608,106	717,912
Loss from operations	(1,955,529)	(175,438)	(2,651,555)	(717,912)

Other income (expense):
Gain on debt settlement	7,084	5,987	14,507	5,987
Gain (Loss) on warrant liability	1,060,786	-	(1,701,320)	-
Loan penalty	-	-	-	(173,248)
(Loss) Gain on foreign currency transactions	(8,600)	(3,449)	(3,590)	1,141
Other income	13,441	-	13,441	-
Interest expense	(645,776)	(158,969)	(1,517,556)	(481,318)
Total other income (expense), net	426,935	(156,431)	(3,194,518)	(647,438)
Net loss	(1,528,594)	$(331,869)	(5,846,073)	$(1,365,350)
Add: Net income (loss) attributable to the noncontrolling interest	89,293	-	235,971	-
Net loss attributable to the Company	$(1,617,887)	$(331,869)	$(6,082,044)	$(1,365,350)

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.10)	$(0.03)

Weighted average shares outstanding	62,055,148	43,179,312	56,614,163	40,610,192

The accompanying notes are an integral part of these consolidated financial statements

Sebring Software, Inc.

Statement of changes in stockholders' deficit

For the Period Ended September 30, 2013

(unaudited)

					Total	Non-	Total
	Common Stock issued or to be issued		Additional	Accumulated	Stockholders'	Controlling	Equity
	Shares	Amount	Paid-in-capital	Deficit	Deficit	Interest	(Deficit)

Balance - December 31, 2012	48,822,146	$4,882	$2,160,614	$(8,754,601)	$(6,589,105)	$-	$(6,589,105)

Sale of common stock	1,888,889	189	341,811	-	342,000	-	342,000

Issuance of penalty warrants on notes payable	-	-	18,475	-	18,475	-	18,475

Common stock issued for interest	63,145	6	7,259	-	7,265	-	7,265

Common stock to be issued for compensation	796,250	80	253,883	-	253,963	-	253,963

Issuance of stock on OID notes	147,970	15	246,485	-	246,500	-	246,500

Common stock issued for services	610,000	61	239,439	-	239,500	-	239,500

Stock issued for loan costs	124,851	12	68,656	-	68,668	-	68,668

Stock issued for acquisition of dental practices	9,849,220	985	3,840,211	-	3,841,196	2,067,492	5,908,688

Payment received - Note receivable - non-controlling Interest	-	-	-	-	-	63,979	63,979

Purchase interest of non-controlling member	-	-	-	-	-	(282,465)	(282,465)

Net loss for nine months ended September 30, 2013	-	-	-	(6,082,044)	(6,082,044)	235,971	(5,846,073)

Balance - September 30, 2013	62,302,471	6,230	7,176,833	(14,836,645)	(7,653,582)	2,084,977	(5,568,605)

The accompanying notes are an integral part of these consolidated financial statements

Sebring Software, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30
	2013	2012

Cash flows from operating activities:
Net loss attributable to Sebring Software, Inc.	$(6,082,044)	$(1,033,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	235,971	-
Depreciation	229,310	14,481
Common stock issued for services	239,500	15,000
Common stock issued for interest	7,265	-
Common stock issued for compensation	253,963	-
Buyout noncontrolling interest member with note	(282,465)	-
Common shares issued for loan penalty	-	173,248
Loss on warrant liability	1,701,320	-
Gain on debt settlements	(7,423)	-
Amortization of loan costs	268,146	-
Amortization of put premium	-	16,667
Amortization of Customer Relationships	654,762	-
Amortization of debt discount	236,533	27,864
Issuance of penalty warrants in conjunction with notes	18,475	11,191
Changes in assets and liabilities:
Prepaid expenses	(149,116)	(5,000)
Deposits	(5,345)	100,000
Patient Receivables	(166,874)	-
Accounts payable and accrued liabilities	(450,506)	428
Accrued payroll related liabilities	(273,329)	109,141
Accrued interest payable	651,976	266,351
Deferred revenue	320,496	-
Consultant liability	(262,804)	-
Net cash used in operating actives	(2,862,189)	(304,110)
Cash flows from investing activities:
Payment for business acquisition	(400,000)	-
Proceeds from business acquisition	371,768	-
Loan receivable	(139,511)	-
Purchase of furniture and equipment	(147,952)	-
Net cash used in investing activities	(315,695)	-
Cash flows from financing activities:
Loan costs	(2,178,323)	-
Proceeds from issuance of common of stock	342,000	193,500
Proceeds from issuance of notes payable	11,000,000	150,000
Proceeds from equipment loans	142,136	-
Repayment of notes assumed in OSM acquisition	(3,291,109)	-
Payment of lease obligation	(25,484)	-
Proceeds from noncontrolling interest	63,979	-
Repayment of notes payable	(1,452,928)	(32,584)
Proceeds provided by financing activities	4,600,271	310,916
Net increase in cash	1,422,387	6,806
Cash, beginning of period	84,073	12,222
Cash, end of period	$1,506,460	$19,028
Supplemental Cash Flow Information:
Interest paid	$793,460	$-
Taxes paid	$-	$-
Supplemental Non-Cash Investing and Financing Activities:
Relative fair value of warrants issued with convertible notes	$-	$45,441
Common stock issued for acquisition	$3,841,196	$-
Common stock issued for payment of loan costs	$68,668	$-
Common stock issued for original issue discount on notes	$246,500	$-
Warrants issued as debt issuance costs	$800,000	$-
Warrants issued as debt discount	$901,320	$-

Common stock issued	3,841,196	-
Consultant liability	3,932,010	-
Purchase Price	7,773,206	-
Less: assets acquired	(19,465,703)	-
Plus: liabilities and noncontrolling interest	12,064,265	-
Cash received in acquisition	371,768	-

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

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

Nature of Business - The Company’s primary business activity is providing dental (primarily orthodontic) management services. The Company has contracts with affiliated professional associations, corporations and partnerships (“the Practices”), which are separate legal entities that provide dental services primarily in Florida and Arizona. The Company currently operates thirty-three Practices in the states of Florida and Arizona. The Practices were obtained through a combination of acquisition and organic growth in order to boost revenues while instilling best practice management infrastructure to increase profitability of the Practices. Capital and cost efficiency have driven the dental services industry to join Dental Practice Management (“DPM”) companies rather than remain as sole practitioners. Most DPMs and dental practices operate on different software platforms. The Company plans to use software solutions to substantially reduce costs.

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

Sebring Dental of Arizona, LLC was organized in the state of Arizona to manage dental practices and owns 100% of AAR Acquisition, LLC

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

Three and Nine Months ended September 30, 2013

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

Patient Receivable - Patient receivables result primarily from the Company's dental practices in Arizona and are reported at the customers’ outstanding balances, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable

Furniture, Equipment and Vehicles - Fixed assets are recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Estimated useful lives are generally three to ten years for medical equipment, computer equipment, software and furniture; and the lesser of the useful life or the remaining lease term for leasehold improvements and capital leases. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in earnings.

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

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

(Unaudited)

Long-Lived Assets - The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at September 30, 2013 pursuant to current accounting standards.

Fair Value Measurements - The Company measures fair value based on a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company carries its warrant liabilities that meet certain criteria at fair value. In accordance with the three-tier fair value hierarchy, the Company classifies the warrant liability as a Level 3 and determines the fair value of its warrant liabilities using the Black Scholes pricing model and records a warrant liability for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the warrant liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

At September 30, 2013 and December 31, 2012, the Company’s warrant liabilities had a fair value of $3,402,640 and $0, respectively. See Note 10 for more information regarding the Company’s warrant liabilities recorded during the period ended September 30, 2013.

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of deferred revenue and other long-term obligations also approximate fair value.

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

Liquidity - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of approximately $6.1 million and net cash used in operations of $2.8 million for nine months ended September 30, 2013 and negative working capital ($21.3 million) and stockholders’ deficit ($5.6 million) and an accumulated deficit of $14.8 million at September 30, 2013. The Company is in technical default of certain bank covenants and has presented approximately $12.9 million of debt as short-term liabilities in the attached financial statements.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

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

On April 26, 2013, management acquired or gained financial control of a management company and thirty-three dental practices in the states of Florida and Arizona. Financial control of these practices is expected to provide material positive cash flow to the Company. Furthermore, approximately $5.9 million of the current liabilities at September 30, 2013 are warrant liabilities and deferred revenue which we believe are unlikely to result in a cash outlay over the next twelve months. While management believes that this plan will provide the cash flow necessary to continue as a going concern, no assurances can be made that its plan will be successful.

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

Under the terms of the consulting agreements, Shoopak’s LLC and Buchman’s LLC shall provide advice to the Company regarding clinical issues and dental practice related matters. Further, Shoopak’s LLC and Buchman’s LLC shall attempt to identify new dental practice business management relationships and shall identify dental practices that may have an interest in entering into arrangements whereby the Company will manage the non-professional business aspects of such dental practices. In consideration for the services performed under the Consulting Agreements, Shoopak’s LLC shall receive an annual fee of approximately $550,000 for five years paid in equal monthly installments, and Buchman’s LLC shall receive an annual fee of $450,000, paid in equal monthly installments for five years. The amounts payable under the consulting arrangements were deemed to be additional consideration for the merger. These payments were recorded as “consultant liability” at its net present value of $3,932,010 at the acquisition date. As of September 30, 2013, the remaining consultant liability totals $3,669,706. Of this amount, $664,564 is reflected as a current liability.

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

Three and Nine Months ended September 30, 2013

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

Acquisition costs of approximately $48,000 were incurred and expensed and are included as a component of general and administrative expenses in the consolidated statements of operations for the period ended September 30, 2013.

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

The estimated fair values and allocation of purchase price is provisional pending the final valuation of the assets acquired and liabilities assumed.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

(Unaudited)

The amounts of revenues and net losses from the acquired entities included in the Company’s consolidated statement of operations as of September 30, 2013, and the unaudited supplemental pro forma revenues and net income (loss) of the combined entity that give effect to the acquisition of OSM had it occurred January 1, 2013 are as follows:

	(Unaudited)
	Revenues	Net Income (Loss)
Acquired Entities actual for the quarter ended September 30, 2013	$3,300,932	$(110,994)
Supplemental unaudited consolidated pro forma information for the nine months ended September 30, 2013	$9,412,813	$(6,834,202)

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

On July 8, 2013, the Company’s subsidiary, Sebring Dental of Arizona, LLC (“Sebring”), entered into a Dental Practice Business Management Agreement (the “Agreement”) with AZD Bell, LLC, an Arizona limited liability company engaged in the provision of dentistry services to the general public in Arizona (the “Practice”). Pursuant to the Agreement, Sebring will render management and administration services to the Practice and receive a management fee of $6,000 per month, 50% of the Practice’s net revenue (revenue minus expenses, including the management fee), and an option to purchase the assets of the Practice beginning sixty months after execution of the Agreement, exercisable for twelve months, and with an exercise price in an amount equal to five times the Practice’s prior twelve-month EBITDA (consolidated net income of the Practice, plus interest expense, income tax expense, depreciation and amortization expense, to the extent such expenses are deducted in determining net income). The Agreement has an initial term of 40 years from July 1, 2013, the effective date of the Agreement, and is terminable upon mutual agreement of the parties, or upon either party’s insolvency or failure to comply with the terms of the Agreement. This transaction was not considered an acquisition and accordingly is not consolidated in the financial statements.

4. Furniture, EQUIPMENT and VEHICLES, net

Furniture, equipment and vehicles consisted of the following at:

	9/30/13	12/31/12
Furniture and Fixtures	$278,427	$2,727
Vehicles	81,392	85,252
Dental Equipment	2,087,313	-
Computers and phone systems	745,935	-
Accumulated Depreciation	(287,020)	(57,710)
Furniture, equipment and vehicles, net	$2,906,047	$30,269

Depreciation expense for the nine months ended September 30, 2013 was approximately $267,000. Included above are phone systems under capital leases with a net book value at September 30, 2013 of approximately $130,000.

5. BORROWINGS

Borrowings consist of the following at September 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Term Loan	$10,700,000	$-
Convertible notes payable	2,589,304	3,113,102
Equipment & vehicle notes payable	195,817	33,435
Other notes payable	555,835	1,052,000
Total borrowings	14,040,956	4,198,537
Debt discount, net of interest amortization	(818,752)	(195,333)
Total borrowings, net of debt discount	13,222,204	4,003,204
Current portion of long term debt	(12,925,229)	3,998,499
Notes payable, net of current portion	$296,975	$4,705

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

(Unaudited)

Included in the above are notes payable to related parties in the amounts of $952,473 and $585,638 at September 30, 2013 and December 31, 2012, respectively.

Term Loan

During the nine months ended September 30, 2013, the Company received financing of $11,000,000 for a note with the proceeds to be used for acquisitions and general working capital. In accordance with the terms of the note, the Company repaid $300,000 of the principal as of September 30, 2013

On April 25, 2013, the Company and its subsidiaries, Sebring Dental of Arizona, LLC, AAR Acquisition, LLC, and Sebring Management FL, LLC (the “Guarantors”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Great American Life Insurance Company, United Teachers Associates Insurance Company, Continental General Insurance Company (the “Lenders”) and MidMarket Capital Partners, as agent for the Lenders. Under the terms of the Loan Agreement, the Lenders agreed to loan the Company Sixteen Million Dollars ($16,000,000) in two separate tranches (the “Term Loan”). The first tranche of the Term Loan of Eleven Million Dollars ($11,000,000) was funded on the closing date of the Loan Agreement and the second tranche of Five Million Dollars ($5,000,000) shall be funded upon the Company’s written request in accordance with section 3.2(A) of the Loan Agreement. The obligation of Lenders to fund the second tranche of the Term Loan expired on May 25, 2013. Interest accrues on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ percent per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2013, principal payments of $300,000 shall be due each quarter. Beginning on June 30, 2014, the quarterly principal payments shall increase to $400,000 per quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $800,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to $1,700,000 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. Under a “Collateral Assignment of Rights Under Purchase” agreement, Sebring Software, Inc. (assignor) assigned to the lender as security, all its rights, power and privileges under the Purchase Agreements relating to the subsidiaries. Under a “Guaranty and Suretyship Agreement” the subsidiaries, Sebring Management of FL, LLC, AAR Acquisition, LLC and Sebring Dental of Arizona, LLC guarantee payment under the Loan and Security Agreement. Under pledge agreements made by Sebring Software, Inc., they pledge all the equity interest in the subsidiaries to the lenders and under another pledge agreement, Sebring Dental of Arizona, LLC pledges its equity interest in AAR Acquisition, LLC to the lender. Additionally, the Lenders received an aggregate of 4,506,600 warrants exercisable at $0.01 per share (the “Warrants”). The Warrants, which expire on April 25, 2023, have a put right where the Holder shall have the right, but not the obligation, to put some or all of the Warrants or the Warrant Shares to the Company upon the earliest to occur of (a) the second anniversary of the Original Issue Date, (b) an event constituting an Event of Default, (c) a Change of Control, or (d) the sale, liquidation or other disposition of the whole or a significant portion of the assets of, or equity in, the Company. The put price per Warrant Share shall be the greater of (i) the Minimum Put Price or (ii) the Fair Market Value of the Warrant Shares issuable upon exercise of this Warrant less the Exercise Price payable upon the exercise of the unexercised portion of this Warrant being put and if the Put Option is being exercised following a Change of Control, the highest price paid per share of Common Stock transferred in the Change of Control transaction less the Exercise Price payable upon the exercise of the unexercised portion of this Warrant being put. In the event of a reorganization, the Put Price shall, simultaneously with the happening of such event, be adjusted by multiplying the then Put Price by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such event and the denominator of which shall be the number of shares of Common Stock outstanding immediately after such event, and the product so obtained shall thereafter be the Put Price then in effect. As a result of this put feature, the warrant is classified as a liability that must be re-measured at each reporting period with the change in fair value reflected in the statement of operations.

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

Three and Nine Months ended September 30, 2013

(Unaudited)

The fair value of the warrant on the original issuance date, April 25, 2013, was $0.20 per share calculated using the Black Scholes pricing model. The total value of the warrants on the original issuance date was calculated at $901,320 and is initially recorded as a debt discount and warrant liability with the debt discount to be amortized over the debt term.

The Company paid $3,046,991 in loan costs consisting of $2,246,991 and 4,000,000 five-year warrants, exercisable at $0.22 per share, which were valued at their fair value of $800,000 in conjunction with the Loan Agreement. The loan costs are recorded as debt issue costs to be amortized over the term of the debt. During the nine months ended September 30, 2013, a total of $268,146 was recorded as amortization expense.

Convertible Notes Payable

Convertible notes payable includes several past due notes totaling approximately $1.6 million in principle and approximately $1,036,000 in accrued but unpaid interest which are currently in default subject to notification by the lenders. Approximately $622,000 of these notes is with related parties. Also included in convertible notes payable at September 30, 2013 is a restructured note in the amount of $998,666 which the Company had been notified by the lender of default. The following summarizes these notes.

	9/30/2013	12/31/2012
Convertible notes payable to related and unrelated parties bearing interest at a rate of 12%, principal is payable on March 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below. If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75. Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above. The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011. Since the Company failed to register the warrant shares on or before June 1, 2011, the lender is entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed, capped at 10%. All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date. The Public Event occurred on October 25, 2010 and on May 1, 2011 the notes became convertible at a price of $1.72 or a lesser price based on any equity financing. See Public Event below. During the year ended December 31, 2012 the Company repaid $21,920 of principal on these loans. As of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	$1,275,638	$1,273,718
14

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

(Unaudited)

Convertible notes payable issued to related and unrelated parties in January and February 2011 for $200,000 cash. These convertible notes payable bear interest at a rate of 12%, and principal is payable on September 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below. If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75. Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above. The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011. Since the Company failed to register the warrant shares on or before June 1, 2011, the lender is entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed, capped at 10%. All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date. The Public Event occurred on October 25, 2010 and on May 1, 2011 the notes became convertible at a price of $1.72 or a lesser price based on any equity financing. See Public Event below. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	200,000	200,000

Convertible notes payable bearing interest at a rate of 12%. Principal payable on June 30, 2009. Interest payable every six months. The note and accrued interest are convertible at 75% of the price per share paid by investors in the next equity financing and such conversion rights will expire 60 days after such equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	15,000	40,000

Non-convertible note payable originated in October 2010, bearing 6% interest, with principal and interest due December 31, 2012. This note was reclassified from loans payable as of December 31, 2011. Although the Company has not made any principal payments as of December 31, 2012, the Company had not received any Notification of Default from any holders of these notes and, therefore, was not technically in default.	100,000	100,000

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

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

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

(Unaudited)

On April 25, 2013 the Company restructured the past due convertible note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the Noteholder. The remaining principal of $420,718 and accrued interest of $577,948 were restructured into a new note for $998,666. The principal is due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the Noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, for every 120 days that the note remains unpaid the Noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the date such shares became due and payable. This provision has been delayed for one year and will only apply through the maturity date.	998,666	1,170,718
	$2,589,304	$3,113,102

Equipment and vehicle notes payable

During the nine months ended September 30, 2013, the Company made several notes payable to a bank to acquire orthodontic equipment in the aggregate amount of approximately $162,000. These notes bear interest at rates ranging from 3.5% to 7%, are secured by the equipment, and require aggregate monthly payments of approximately $3,300 through 2018. The balance of these notes at September 30, 2013 was $152,005. The remaining notes in this category are loans for vehicles purchased in 2013 that mature in 2016 with interest of 3.9%. The notes have monthly principal and interest payments of $1,147. Balance owed at September 30, 2013 was $43,812.

Other notes payable

Other notes payable include two unsecured past due notes totaling $190,000 in principal at September 30, 2013, a non-interest bearing note of $35,000, and notes to related parties in the amount of $330,835 at September 30, 2013 (see below). The past due notes bear interest at 12%. Related accrued interest was $70,000 at September 30, 2013.

Other notes payable with an aggregate balance of $862,000 at December 31, 2012 were paid off on April 27, 2013 with proceeds from the term loan.

Notes payable – related parties

Included in convertible notes payable and other notes payable above are related party notes payable consisting of several past due notes totaling $621,638 at September 30, 2013 and notes payable in the aggregate amount of $330,835 at September 30, 2013 to holders of non-controlling interests in the Practices. The past due notes bear interest at 12% and are due on demand. The notes to the NCI holder bear interest at 5.3% and 8.5% and require monthly payments of $15,832 through June of 2015.

In December 2012 the Company issued notes which resulted in the recording of a debt discount and an original issue discount totaling $195,333 that was to be amortized through the notes maturity date of May 31, 2013. During the nine months ended September 30, 2013 the notes were repaid and the entire $195,333 was amortized to interest expense.

During the nine months ended September 30, 2013 the Company repaid a total of $2,163,031 of principal on outstanding notes and $144,926 of accrued interest to holders of the Company’s notes in accordance with various settlement agreements. In instance where settlement agreements resulted in payments that differed from the previously recorded amounts, the Company accounted for the difference as a gain or loss on settlement of debt. Accordingly, the Company recorded a Gain on Settlement of Debt of $7,423 at June 30, 2013. In addition, on January 2, 2013 the Company issued 63,145 shares of the Company’s common stock to an investor in lieu of payment of $7,266 of interest on a note that had accrued to that date. The shares were valued at $0.115 per share which was the fair value based on the quoted trading price on the date of issuance.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

(Unaudited)

6. LOANS RECEIVABLE

The Company has paid amounts totaling approximately 140,000 at September 30, 2013 that are obligations of sellers in the AAR Acquisition. This amount is reflected as a loan receivable at September 30, 2013. The loan carries no specific repayment terms.

7. COMMITMENTS AND CONTINGENCIES

Advisor Agreement - On January 27, 2012 the Company entered into two agreements with Wellington Shields. Under the first agreement, Wellington Shields has been engaged for a term of 12 months to act as exclusive underwriter/broker with respect to a potential public offering of the Company’s common stock of $50 million. Wellington Shields will be compensated as follows: (a) an underwriting fee of 6% of the amount raised in the public offering; (b) a non-refundable retainer of $50,000 was paid on February 3, 2012 by an investor who loaned the funds to the Company and was recorded as a charge to investment expense; (c) the sale to Wellington Shields of warrants (“Underwrite Warrants”) equal to 3% of the total number of shares sold pursuant to the public offering. Underwriter warrants will be exercisable between the first and fifth anniversary dates of the Effective Date and shall be exercisable at a price per unit equal to 120% of the public offering price of the common shares; (d) the Company will bear all fees and expenses in connection with the proposed offering; (e) a success-based non-accountable expense allowance equal to 1% of the gross proceeds of the offering plus all incurred expenses In addition, the Company agrees to pay for the legal fees incurred by Wellington Shields, capped at $100,000. The success fee will continue for 18 months after cancellation or expiration of the agreement. Wellington Shields also receives preferential right to provide financing arrangements to the Company for any transaction closed by the Company during the term and, for a period of one year following the cancellation or expiration of the agreement, Wellington Shields shall have preferential right to participate as co-manager with no less than 25% economic interest (fees) in providing any financing arrangements for the Company. If any over-allotments occur during the distribution and sale of the shares, Wellington Shields is granted an option to purchase an amount of shares, not to exceed 15%, of the total number of shares initially offered to the public, for the period of 60 days from the Effective Date. This agreement was renewed on September 24, 2013 for a twelve month term.

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

Lender Contingency - Under an October 1, 2010 secured promissory note, a lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days (maximum of 4 issuances) that any amount is outstanding. The final set of shares were issued under this agreement and recorded as of January 24, 2012. The note issued on April 25, 2013 for $998,666 contains the same 1% equity provision, however calculation of the penalty period will not be in effect until 120 days after April 25, 2014.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

(Unaudited)

Management Agreement - The Company has management contracts with five key members of management with lengths ranging from one to three years. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of $720,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition, the contracts have Equity Participation clauses whereby the employees have been awarded a total of 2,190,000 shares of restricted stock that will be distributed to the employees in in equal installments over periods ranging from two to five years.

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

Future minimum lease payments for the 12 months ending September 30:

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

Equipment leases

The Company also has leases for software and telephone systems related to the Practices. The software lease is classified as an operating lease and requires monthly payment of approximately $7,000 through February of 2015. The telephone systems lease is classified as a capital lease. Future payments required under the lease are as follows:

Through December 31, 2013	$26,545
Year ended December 31, 2014	106,178
Year ended December 31, 2015	90,797
Year ended December 31, 2016	13,892
Year ended December 31, 2017	11,578
Total	248,990
Less amounts representing interest	(39,650)
Capital lease obligation	216,340
Less current portion	(86,370)
Long term capital lease obligation	$129,970

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

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

During the nine months ended September 30, 2013 the Company issued a total of 796,250 shares of common stock to five members of management according to the terms of their employment agreements. The shares, which were issued at various intervals as required in the agreements, were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in each contract. Accordingly, the Company recorded a total of $254,000 as non-cash compensation expense.

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

During the nine months ended September 30, 2013 the Company issued a total of 50,000 shares of the Company’s common stock for accounting services. The shares were valued at $.39 or $19,750, which was the quoted trading price on the day of issuance. The Company also issued 200,000 shares of the Company’s common stock for investor related consulting services. These shares were valued at $.20 per share or $40,000, which was the quoted trading price on the day of issuance. The Company issued 360,000 shares of the Company’s common stock for certain strategic, financial and general corporate consulting services. The shares were valued at $.50 per share, which was the quoted trading price on the day of issuance.

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 23,386 warrants to the noteholders during the nine months ended September 30, 2013. These five year warrants, with an exercise price of $1.89 were valued at $.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge to Additional Paid in Capital of $18,475 during the period ended September 30, 2013.

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

Three and Nine Months ended September 30, 2013

(Unaudited)

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

As part of the acquisition of OSM, the Company recorded the noncontrolling interest in the amount of $2,067,492 as the estimated fair value. During the period subsequent to the acquisition, capital contributions in the amount of $63,979 were received from the NCI equity holders and net income of $235,971 was credited to the noncontrolling interest.

Additionally, during the three months ended September 30, 2013, the Company acquired the noncontrolling interest of one of the entities. This was accomplished through the issuance of a note payable to the holder of the noncontrolling interest in the amount of approximately $282,000 which was substantially equivalent to the value placed on this noncontrolling interest in connection with the original acquisition plus any earnings thereon.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

(Unaudited)

9. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the six months ending September 30, 2013 during which the Company reported a net loss, 9,182,156 warrants and 1,403,982 shares issuable under conversion features of convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive.

10. WARRANTS FOR COMMON STOCK AND WARRANT LIABILITY

The fair value for warrants issued during the nine months ended September 30, 2013 was estimated at the date of issuance according to the following range of assumptions:

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

Warrants without ratchet provisions:

During the nine months ended September 30, 2013 a total of 23,386 warrants were issued under a continuation agreement according to the factors calculated at the time of inception. The expense and credit to additional paid-in capital for the nine months ended September 30, 2013 was $18,475.

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

A Summary of the Company’s warrant activity for warrants without ratchet provisions for the nine months ended September 30, 2013 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	652,170	$1.89
Issued or Issuable	4,529,986	$.02
Cancelled or Expired	-	-
Exercised	-	-
Outstanding at end of period	5,182,156	$.17	9.28
Exercisable at end of period	5,182,156	$.17	9.28

At September 30, 2013 the intrinsic value of the outstanding warrants was $1,772,517

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

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

A Summary of the Company’s warrant activity for warrants with ratchet provisions for the nine months ended September 30, 2013 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	-	$-
Issued or Issuable	4,000,000	.22
Exercised	-	-
Canceled or expired	-	-
Addition due to ratchet trigger
Outstanding at end of period	4,000,000	$.22	4.81
Exercisable at end of period	4,000,000	$.22	4.81

At September 30, 2013 the intrinsic value of the outstanding ratchet warrants was $720,000

The activity in the warrant liability (a Level 3 classification in the fair value hierarchy) for the nine months ended September 30 is as follows:

Warrant liability-December 31, 2012	$-
Additional liability due to new grants	1,701,320
Loss on changes in fair market value	1,701,320
Warrant liability-September 30, 2013	$3,402,640

Changes in the fair market value of these warrant liabilities resulted in a loss totaling $1,702,320 for the period ended September 30, 2013.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

(Unaudited)

11. RELATED PARTIES

During the nine months ended September 30, 2013 the Company repaid $146,500 on amounts owed to principal shareholders of the Company under promissory notes due on September 1, 2011 and December 31, 2012 (see Note 3). After these repayments the balance owed to these shareholders as of June 30, 2013 was $621,638.

12. PURCHASE AGREEMENT

In July 2011 the Company entered into a Stock Purchase Agreement to purchase 49% of Scalix, Inc., a Delaware Corporation from Xandros, Inc., a Delaware Corporation. As part of the agreement, the Company provided a $100,000 cash deposit. The purchase has not been consummated and in 2012 the Company recorded a $100,000 Allowance for Uncollectible Deposit due to the possibility that the deposit would not be recovered. In March 2013 the Company concluded that the deposit was uncollectible and wrote off the deposit against the allowance. There was no effect to the financial statements for the three and nine months ended September 30, 2013 as the expense was recorded when the allowance was established in 2012.

13. INCOME TAXES

From September 18, 2006 (inception) to the recapitalization date of October 25, 2010, the Company was treated as a partnership for federal Income tax purposes. The corporate tax benefits of its losses were passed through to its owners and the Company did not have any income tax expense or benefit. Starting October 25, 2010 the Company became subject to paying income tax. There was no income tax expense from October 25, 2010 to December 31, 2012 or for the nine months ended September 30, 2013 due to the Company's net losses.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months ended September 30, 2013

(Unaudited)

The blended Federal and State tax rate of 37.63% applies to loss before taxes. The Company's tax expense differs from the “expected” tax expense for Federal income tax purposes for the nine months ended September 30, 2013 (computed by applying the United States Federal Corporate tax rate of 34% to net loss before taxes), as follows:

Nine Months Ended
September 30, 2013

Computed “expected” tax benefit	$(1,896,026)
State income tax	(214,205)
Non-deductible expenses	12,782
Income (loss) of non-taxable entities	(110,299)
Change in deferred tax asset valuation allowance	2,207,748
Tax expense	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are follows at September 30, 2013 and December 31, 2012:

Deferred tax assets:	September 30, 2013	December 31, 2012

Net operating loss carryforward	$3,348,095	$1,487,087
Gain on foreign currency exchange rates	(74)	(1,425)
Warrants	640,207	108,451
Other accrued liabilities	1,733,157	173,334
Intangible assets	(3,892,913)	-
Less valuation allowance	(3,975,195)	(1,767,447)
Net deferred tax (liability)/asset	$(2,146,723)	$-

The valuation allowance at September 30, 2013 was $3,975,195. The increase in 2013 was $2,207,748. The Company has a net operating loss carry forward of approximately $8.9 million available to offset future U.S. net income over 20 years through 2033.

The utilization of the net operating loss carry forwards is dependent upon the ability of the Company to generate sufficient taxable income during the carry forward period.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2013, tax years 2012, 2011 and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years

14. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements.

The purpose of this discussion is to provide an understanding of the consolidated financial results and condition of Sebring Software, Inc. and Subsidiaries (Company) and to also describe the plans for future growth and expansion.

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

Overview

We have been in the development stage and therefore had not earned any revenue until the second quarter of 2013. Our designed purpose is to utilize our software connectivity product to reduce the costs associated with different software packages used by dental practices in the Dental Practice Management industry (“DPM”). DPM companies combine acquisition and organic growth to boost revenues while instilling best practice management infrastructure to increase the dental practices’ profitability. Capital and cost efficiency have driven the dental services industry to join DPM companies rather than remain as sole practitioners. Most DPMs and dental practices use different software packages. Sebring plans to use software solutions to substantially reduce the cost of DPMs data entry. With the above stated presence in the DPM market our company decided to acquire a DPM and control of 31 dental practices in the state of Florida as well as two dental practices in the state of Arizona during the second quarter and a third practice under a management agreement in the third quarter. As a result of the acquisition, the Company currently manages thirty-three Practices and plans to boost revenues and substantially reduce costs through increased efficiencies through the use of software solutions and best practice management techniques.

Results of Operations

Results of Operations for the three and nine months ending September 30, 2013 compared to the three and nine months ending September 30, 2012

During the three and nine month period ended September 30, 2013, the Company recorded revenues of $3,300,932 and $5,956,551 respectively. This revenue was earned from general dental practice and is the result of the acquisition of dental practices and a dental practice management company according to the Company’s strategic plan. The Company also incurred direct dental costs of $2,022,148 for the three months ended September 30, 2013 and $3,184,574 for the nine months ended September 30, 2013 which were primarily for employee compensation and benefits in the dental practices. In addition, direct dental costs of $1,066,143 for the three months ended September 30, 2013 and $1,677,815 for the nine months ended September 30, 2013 were incurred for expenses in the dental practices which included items such as lab expense, dental implants and other supplies and certain rents. Indirect dental expenses of $1,066,143 for the three months ended September 30, 2013 and $1,677,815 for the nine months ended September 30, 2013 were incurred at the dental practices for other expenses such as computer expense, telecommunications costs, cleaning expenses, repairs and maintenance, utilities and other general office expenses. The Company did not produce any revenue in the three and nine month period ending September 30, 2012 as the Company was still in the development stage.

Corporate compensation and benefits increased $281,409 from $93,137 in the three months ended September 30, 2012 to $374,546 for the three months ended September 30, 2013. During the nine months ended September 30, 2013 these costs increased to $822,681 from $314,674 for the same period in 2012. This increase is due to the additional personnel associated with the dental practice acquisition and the hiring of additional administrative management.

General and administrative expenses increased from $82,301 for the three months ended September 30, 2012 to $1,106,803 for the three months ended September 30, 2013. These costs increased from $403,238 for the nine months ended September 30, 2012 to $1,653,769 for the nine months ended June 30, 2013. These increases were primarily due to the amortization costs of our Customer Relationships as well as due to the Company incurring higher costs for consulting, accounting and other professional fees necessary to facilitate and consummate the dental practice acquisition as well as additional costs for travel, telephone and filing fees.

Interest expense increased from $158,969 for the three months ended September 30, 2012 to $645,776 for the three months ended September 30, 2013. These costs increased from $481,318 for the nine months ended September 30, 2012 to $1,517,556 for the nine months ended September 30, 2013. The increase was primarily due to the interest on the $11 million note to fund the acquisitions as well as additional interest expense incurred from amortizing a portion of the debt discount associated with certain notes and warrants and the amortization of the debt issuance costs incurred with the consummation of our loan.

Loss on warrant liability relates to the change in fair value of the warrant liability from April 25, 2013 to September 30, 2013. The warrants issued with the $11 million debt were classified as liability due to certain provisions in such warrants and must be marked up or down to fair value at each reporting date.

Inflation and seasonality

We do not believe that inflation or seasonality will significantly affect our results of operations.

Liquidity and capital resources

Our cash and liquidity resources have been provided by investors through convertible and non-convertible notes, loans payable and the sale of our common stock. During the six months ended June 30, 2013 we received $342,000 from the sale of our stock as well as cash received as a result of the consummation of our $11 million dollar loan which is further discussed below. These cash investments have been used primarily for general and administrative expenses including management compensation and to fund our acquisitions as discussed below. As of April 25, 2013, as further discussed below, management has acquired a management company which manages thirty-one dental practices in the states of Florida and Arizona. Financial control of these practices is expected to provide material positive cash flow to the Company. Furthermore, approximately $5.9 million of the current liabilities at September 30, 2013 are warrant liabilities and deferred revenue which we believe are unlikely to result in a cash outlay over the next twelve months. While management believes that this plan will provide the cash flow necessary to continue as a going concern, no assurances can be made that its plan will be successful.

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

Debt and contractual obligations

We have commitments to pay investors $15,522,203 of principal and accrued interest on various convertible notes, non-convertible notes and loans payable through September 30, 2013. We also owe $1,787,302 in accounts payable and accrued liabilities and $376,353 of payroll related liabilities as of September 30, 2013. In addition, as of September 30, 2013, we have commitments to pay consultants $3,669,206 as a result of our acquisition.

Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $1,780,638 of debt plus $1,106, 360 of accrued interest as of September 30, 2013. On April 25, 2013 the Company restructured the note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the Noteholder. The remaining principal of $420,718 and accrued interest of $577,948 were restructured into a new note for $998,666. The principal is due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the Noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, for every 120 days that the note remains unpaid, up to a maximum of 480 days, the noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the due date. This provision has been delayed for one year and will only apply through the maturity date.

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

Pursuant to the Loan and Security Agreement above (under Liquidity and capital resources), interest shall accrue on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2013, principal payments of $300,000 shall be due each quarter. Beginning on June 30, 2014, the quarterly principal payments shall increase to $400,000 per quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $800,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to $1,700,000 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. We made the initial principal and interest payment on June 28, 2013 and the second payment on October 1, 2013.

Management Agreement - The Company has management contracts with five key members of management with lengths ranging from one to three years. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of $720,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition, the contracts have Equity Participation clauses whereby the employees have been awarded a total of 2,190,000 shares of restricted stock that will be distributed to the employees in in equal installments over periods ranging from two to five years.

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

As of September 30, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at September 30, 2013:

•	On April 25, 2013 the company merged with an operating business that was accounted for using the cash basis of accounting, the company was private and managed by the owners. As a result, the control environment had significant internal control weakness. Shortly after the acquisition the company experienced extraordinary turnover in the accounting staff including the payroll manager and controller. Sebring has hired personnel from 2 accounting firms on a temporary basis and a new controller who started in September. The new accounting staff have worked to correct the problems with the historical records and convert them to an accrual basis.

•	Control Environment: The Acquired Company’s control environment was not effective at establishing sufficient control consciousness or the appropriate culture to promote the consistent application of accounting policies and procedures, adherence to GAAP, and the importance of effective internal control over financial reporting. This material weakness contributed to the material weaknesses noted below.

•	Selection, Application and Communication of Accounting Policies: The Company’s policies and procedures for the selection of accounting policies and the communication of those accounting policies to the Company’s personnel for consistent application were ineffective. This material weakness results from insufficient accounting and finance personnel with skills, knowledge, and training in GAAP in light of the Company’s geographic dispersion of the Company’s operations and centralization of accounting functions. This material weakness resulted in additional material weaknesses in the accounting for transactions between entities. Historically there was no attempt to reconcile the intercompany assets and liabilities. We have attempted to identify and enter all of these transactions and believe that this has resulted in no material errors in the preparation of the Company’s consolidated financial statements. The Company continues to work on creating the necessary policies and procedures.

•	Monitoring: The Acquired Company did not maintain monitoring activities that were effective at ensuring that breakdowns in the operation of controls at the individual business units are detected and corrected on a timely basis. This material weakness could lead to the failure to detect deficiencies in the compliance with the Company’s policies and procedures on a timely basis, including balance sheet account review controls operated by business unit personnel. Specifically, certain asset and accrual accounts were recorded and reconciled by numerous individuals without a review or reconciliation at a higher level on a total account basis. We have reviewed and in some cases re-balanced the accounts to verify this did not result in material errors in the preparation of the Company’s consolidated financial statements. The Company has established a monthly review of accounts and management review of reconciliations.

•	Account Reconciliations: The Acquired Company’s policies and procedures did not adequately address the steps necessary for an adequate reconciliation, the supporting documentation that should be maintained, the timing of the performance or their review and approval. This resulted in material weaknesses in the Company’s policies and procedures with respect to account reconciliation for accounts receivable, other assets, accounts payable, accrued expenses, and deferred revenue. As the company was on the cash basis the accounting entries for prepaid expenses, accrued expenses, revenue recognition, unearned revenue, accounts payable and accounts receivable were not recorded. The Company has instituted procedures to record the proper accrual entries and continues to work on control and procedure enhancements.

•	Segregation of duties in the handling of cash, cash receipt, and cash disbursement was not formalized. The Company is working on formalizing the required procedures.

•	Lack of an audit committee or similar group of Board members resulting in ineffective oversight of internalcontrols and financial reporting. The Company has created an audit committee.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2013 we issued 1,888,889 shares of our common stock to multiple investors for $342,000. The funds were used primarily for general and administrative expenses including management compensation. In addition, we issued 63,145 shares of our common stock to an investor for interest due on an outstanding note. We also issued 796,250 shares of our common stock to five members of management according to the terms of their employment agreements. A total of 610,000 shares were issued in return for accounting and consulting services. We issued 147,970 shares to two investors in satisfaction of the Common Stock Rights which were terms of their convertible notes. We issued a total of 9,849,220 in conjunction with the OSM merger transaction and 124,851 in partial payment of loan costs. The Company issued the foregoing securities in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have commitments to pay investors $15,522,203 of principal and accrued interest on various convertible notes, non-convertible notes and loans payable through June 30, 2013. We also owe $1,787,302 in accounts payable and accrued liabilities and $376,353 of payroll related liabilities as of September 30, 2013. In addition, as of September 30, 2013, we have commitments to pay consultants $3,669,206 as a result of our acquisition.

Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $1,780,638 of debt plus $1,106,360 of accrued interest as of September 30, 2013. On April 25, 2013 the Company restructured the note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the Noteholder. The remaining principal of $420,718 and accrued interest of $577,948 were restructured into a new note for $998,666. The principal is due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the Noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, for every 120 days that the note remains unpaid the noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the due date.This provision has been delayed for one year and will only apply through the maturity date.

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

Pursuant to the Loan and Security Agreement above (under Liquidity and capital resources), interest shall accrue on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2013, principal payments of $300,000 shall be due each quarter. Beginning on June 30, 2014, the quarterly principal payments shall increase to $400,000 per quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $800,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to $1,700,000 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. We made the initial principal and interest payment on June 28, 2013 and the second payment on October 1, 2013.

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

