Form 10-K
period 2013-12-31
Sebring Software, Inc.
filed 2014-03-31
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: $12,343,789.

As of March 31, 2014, the registrant had 67,137,638 shares of common stock, $0.0001 par value per share, issued and outstanding.

Documents incorporated by reference: None

PART I

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-K, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact contained in this Periodic Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should,” or the negative of these terms or other comparable terminology.  Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as expressly required by law.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware of the possibility of known and unknown events, some of which are described elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-K “we”, the “Company,” “us” or “Sebring”, refer to Sebring Software, Inc., formerly Sumotext Incorporated.  References in this Form 10-K, unless another date is stated are to December 31, 2013.

ITEM 1. BUSINESS

History

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

Sebring Management FL, LLC, a subsidiary of the Company, was organized in the state of Florida on April 12, 2013 to manage dental practices in the state of Florida.

Sebring Dental of Arizona, LLC, a subsidiary of the Company, was organized in the state of Arizona to manage dental practices and owns 100% of AAR Acquisition, LLC.

AAR Acquisition, LLC, a subsidiary of the Company, was organized on March 18, 2013 in the state of Arizona and was organized to own the assets purchased in Arizona.

The Company had been in the development stage through March 31, 2013. On April 25, 2013 the Company and its subsidiary, Sebring Management of Florida, LLC entered into an Agreement and Plan of Merger whereby it acquired a Dental Practice Management company and assumed management of 31 dental practices located in the state of Florida. Also, through its subsidiary Sebring Dental of Arizona, LLC, the Company acquired 3 dental practice locations in the state of Arizona. Due to these acquisitions, the Company has operating revenue and is no longer in the development stage.

During December of 2013, the Company obtained financial control of four additional dental practices. Three of the practices are located in Florida and the fourth in Arizona.

Overview

Sebring Software, Inc. (“The Company”) was founded in 2006 as a software development company. One of the main focus areas since inception was the health care industry. Market research presented an opportunity to build value within dental practices, by combining effective management and software integration. As a result in 2013 the Company acquired a Dental Practice Management (“DPM”) company, which currently manages 38 dental and orthodontic practices in Arizona and Florida. In addition, the Company has developed a robust pipeline of opportunities with DPM companies, including individual dental practices primarily located in the Southwestern and Southeastern United States. The Company’s primary business activity is now providing dental management services. The Company has contracts with affiliated professional associations, corporations and partnerships (“the Practices”), which are separate legal entities that provide dental services. Rights to the eCenter-icm2 software license from Engineering Consulting and Solutions, GmbH (“ECS”), which terms are discussed in other parts of this document, will be focused towards the dental industry.

DPM companies combine acquisition and organic growth to boost revenues while instilling best practice management infrastructure to increase the dental practices’ profitability. Capital and cost efficiency have driven the dental services industry to join DPM companies rather than remain as sole practitioners. This trend will increasingly become mainstream within 5 to 10 years according to the American Dental Association (“ADA”). Approximately 170,000 dentists operate in 130,000 dental clinics, with over 82% of dental practices consisting of 1 or 2 dentists according to the ADA.

Sebring has the rights to an exclusive license with a German software developer to market its proprietary software solution eCenter in North and South America, if it completes certain terms discussed in other parts of this document. Using the eCenter platform, Sebring has developed numerous proprietary integration adapters since 2007. Over the next year, Sebring intends to roll out a series of these software adapters focused primarily on dental healthcare. eCenter is an ideal solution for its unsurpassed  scope, universal compatibility,  flexible user interface, and the smooth integration and improved mobilization of software assets that it delivers.  eCenter is a Rich Internet Application (RIA) software that offers an inexpensive and a more secure program consolidation solution. The program integrates various widely used applications such as SAP, PeopleSoft, several Oracle products, Siemens PL, and legacy software within an organization to seamlessly connect all existing programs into a single user interface, which substantially improves productivity.

The Industries

Dental Servics

The U.S. dental services industry is a large, stable and growing segment of the health care industry. According to IBIS World Industry Report 62121, total U.S. dental services expenditures in 2012 will exceed $109 billion. Nationwide spending on dental services has increased from $62 billion in 2000 at a 5.0% CAGR through 2012, significantly in excess of the GDP growth. The dental services industry has traditionally been non-cyclical or less susceptible to broader market declines, largely because dental visits and expenditures are often driven by medical problems, which are too painful to ignore, regardless of the economic environment. In addition, the industry is also benefiting from favorable demographic trends, improvements in technology and a growing awareness of the importance of oral hygiene. Growth in the dental services sector is expected to continue, reaching an estimated $168.0 billion by 2020, representing a CAGR of 5.3%. Critical drivers in the growth and stability of dental care spending include: an aging population that requires increased dental care, an increased understanding of the health benefits afforded by dental care, and a focus on cosmetic dental procedures as a means to improve appearance.

Software Solutions

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

Additionally, there are 9,100 main offices in banking with more than 72,000 branches. In the insurance industry, there are 1,023 underwriting companies and 975 major carriers. These businesses combined with state and local government agencies are viable customers for the Company’s software solutions (US Dept. of Commerce).

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

Patients and Customers

Dental Services Patients

The Company’s affiliated dental practices are seeking to deliver the best clinical care possible and consequently retain patients for the long term. The Company’s goal is to manage a critical mass of affiliated practices in its geographical areas to be able to care for all patient needs. The Company believes that by encouraging the best practices available by dentists and staff, will result in long term retention of patients. The Company is actively engaged in assisting all affiliated practices with services that makes it possible for the dentist and staff to focus on the patient needs and their experience with the practice.

Software Solutions Customers

Our target software customers are all companies and organizations with the need to easily distribute their company’s data to mobilize their employees, potential clients and suppliers. These companies are running core applications on mainframe and midrange systems with external relationships (customers, suppliers or other business partners). The potential client industries include: automotive, aerospace and defense, health care, manufacturing, financial institutions, insurance companies, the public sector, retail and service providers.  Typical customers of the eCenter products will be medium and large companies that are in need of process integration, while the company’s focus is currently on the dental space.

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

Our Products and Services

Dental Services

DPM companies combine acquisition and organic growth to boost revenues while instilling best practice management infrastructure to increase the dental practices’ profitability. Capital and cost efficiency have driven the dental services industry to join DPM companies rather than remain as sole practitioners. This trend will increasingly become mainstream within 5 to 10 years according to the American Dental Association (“ADA”). Approximately 170,000 dentists operate in 130,000 dental clinics, with over 82% of dental practices consisting of 1 or 2 dentists according to the ADA.

The U.S. dental services industry is a large, stable and growing segment of the health care industry. According to IBIS World Industry Report 62121, total U.S. dental services expenditures in 2012 will exceed $109 billion. Nationwide spending on dental services has increased from $62 billion in 2000 at a 5.0% CAGR through 2012, significantly in excess of the GDP growth. The dental services industry has traditionally been non-cyclical or less susceptible to broader market declines, largely because dental visits and expenditures are often driven by medical problems, which are too painful to ignore, regardless of the economic environment. In addition, the industry is also benefiting from favorable demographic trends, improvements in technology and a growing awareness of the importance of oral hygiene. Growth in the dental services sector is expected to continue, reaching an estimated $168.0 billion by 2020, representing a CAGR of 5.3%. Critical drivers in the growth and stability of dental care spending include: an aging population that requires increased dental care, an increased understanding of the health benefits afforded by dental care, and a focus on cosmetic dental procedures as a means to improve appearance.

Software Solutions Products

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

Competition

Dental Services

The dental services industry is highly fragmented, consisting primarily of solo and smaller group practices. There are a number of DPMs in the markets served by the Company which have in some cases significantly larger numbers of affiliated practices as well as considerable capital for expansion. These companies include American Dental Partners, Inc., Aspen Dental Services, Bright Now, Inc., Dental Care Alliance, Heartland Dental Care, Western Dental Services and more. The Company intends to continue looking for practices that it feels it can benefit, through an affiliation. This model will certainly not allow the Company to enter into management agreements with every practice available, but make sure that the model is built in a fashion that will enhance the dentists and staff’s ability to perform their services. The Company believes that the market will continue to grow according to the forecasts mentioned above by third parties, and therefore be able to pursue a prudent growth plan.

The Company believes it delivers a desired branding plan for its affiliated practices by allowing the individual dentist to continue practicing under the current practice name. The Company does not see a benefit to the dentist or the patients in creating a single branded product in all markets, unless such an affiliation brings existing branding to the relationship. The Company’s affiliated practices compete with other providers of dental and specialty services on the basis of factors such as brand name recognition, convenience, cost and the quality and range of services provided. Competition may include practitioners who have more established practices and reputations. The Company also competes against established practices in the retention and recruitment of general dentists, specialists, dental hygienists and other personnel. If the availability of such individuals begins to decline in the Company’s markets, it may become more difficult to attract and retain qualified personnel to sufficiently staff the existing offices or to meet the staffing needs of the Company’s planned expansion.

Strategy

Dental Services

The Company believes that by offering existing practices an opportunity to affiliate with a group that attempts to hold the highest standards as well as offering the practice to retain its identity, it will attract the type of dentists and staff that deliver consistent quality care.

The Company plans to grow through a combination of acquisitions, office consolidations and organic growth to establish itself as the dental healthcare provider of choice in its initial target markets of Arizona and Florida. At year-end 2013, the Sebring network included 38 practice locations that employ over 140 highly-trained dentists, hygienists and employees that provide comprehensive, convenient and high quality general dentistry and specialty services such as periodontics, endodontics, pedodontics, prosthodontics, orthodontics and oral surgery. Sebring supports affiliated dental practices in all non-clinical aspects of dental practice, including staffing, patient scheduling, billing and collections, financial reporting and analysis, group purchasing, payroll, marketing, education, training and management information systems, enabling affiliated dentists to focus exclusively on delivering high quality patient care. The Company has invested extensively into centralized back-office operations and will be able to utilize its scale to obtain favorable payer reimbursement and pricing from third-party vendors for dental office expenditures, such as dental equipment, drugs, supplies and lab fees. In addition to favorable payer pricing and direct cost savings, Sebring achieves operating efficiencies by sharing best practices across its dental practice locations. The Company’s operating and growth strategy is built around offering solo practitioners and small practices an opportunity to maximize operational and financial opportunities as part of an affiliated group.

Sebring is led by an experienced management team of both dental and business professionals that has been responsible for developing and implementing the Company’s successful business strategy. This will result in significant growth in revenue and profitability. Sebring has successfully identified and concluded transactions, which expanded the Company’s presence by 38 locations. Sebring has identified metropolitan areas across the United States Sun Belt including Georgia, Nevada and Texas, to acquire additional dental group practices. The focus will be on combining best in class clinical practices that will in turn provide shareholder value. Our goal is to reach a critical mass in each of the identified markets and develop platforms that create economies of scale, increasing the affiliated practices profitability.

Software Solutions

The Sebring Software platform is a collaborative integration software offering on premises and CLOUD solutions through eCenter-icm2. Customers in the healthcare, automotive, education, hospitality, manufacturing, retail and other industries require enhanced integration for their end users. Sebring’s software platform offers multiple gateways to the customer and doesn’t limit Sebring to just one product offering.

Suppliers

Dental Services

The Company works with a number of suppliers in the dental supply market to achieve economies of scale for the affiliated practices. No particular commitments have been made to any supplier. The company intends to procure the best purchasing terms for quality products available so that dentists and staff can deliver the highest quality of both service and product.

Software Solutions

The Company is not dependent on any significant product or service from any particular third party. We are currently basing our planned rollout of the software which we have the right to license, on future planned alliances with strategic partners such as ECS (which has existing relationships in the European market).

Research and Development

Since the Company has focused on the dental industry, research and development commitments have been to enhance the use of software in the affiliated practices. Additionally, the company is focusing on technology that will allow the management company to better serve the affiliated practices as well as monitor trends, developments in the market and internal efficiency. The Company will not make any materially significant investment to accomplish this goal as much of the core technology has been developed.

Intellectual Property

Licenses

The Company has entered into a License Agreement with ECS to be a non-exclusive reseller of ECS’s eCenter software, as described in greater detail above, which License is not effective until and unless we pay ECS $150,000.

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

Regulatory Matters

Dental Services

Sebring must comply with the rules and regulations of HIPAA and OSHA to ensure proper handling of medical and bio-hazard material. Sebring will provide term malpractice insurance to each of its dentists. The Company also maintains general liability, property damage, workers compensation and other insurance that it believes to be customary and generally consistent with industry practice. Sebring believes that such insurance is adequate to cover potential claims relating to its existing business activities. We do not require regulatory approvals to offer our products or services. Our business is subject to federal, state and international laws regarding privacy and protection of user data. Since we are a fully reporting public company, we report our Company’s status on a regular basis and as required with the Securities and Exchange Commission in our public filings.

Our operations are not currently subject to any governmental regulations specific to the software integration industry.

Employees

We currently have a total of 143 employees. Our employees are not party to any collective bargaining agreement.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item

ITEM 2. PROPERTIES

We maintain our corporate office under a month to month lease encompassing approximately 1,500 square feet of space at 1400 Cattlemen Rd., Suite D, Sarasota, Florida 34232 at a rate of $2,140 per month for the year ended December 31, 2013. In addition, we lease approximately 3150 square feet at 13535 Feather Sound Drive, Suite 220, Clearwater, Florida 33762 for our accounting and general operations. This lease, which runs through 2019, had a cost of approximately $4,794 per month in 2013.

As of the date of this report, we managed a total of 38 dental practice locations with 34 in Florida and 4 in Arizona.  The offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. The offices typically range in size from 1,200 square feet to 5,000 square feet and have lease expiration dates with various times through 2023.

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

Management was notified of a legal claim against the Company whereby an investor relations consultant claims he is owed stock compensation under a March 9, 2010 consulting agreement. The agreement describes common stock payments of 400,000 shares that were to be issued on October 25, 2010 and 100,000 shares thereafter for the following 11 months for a total of 1,500,000 shares. Management asserts that no services were performed and no share or other compensation is due to the consultant except for $25,000 the consultant loaned to the Company which is recorded as a loan payable in the accompanying December 31, 2013 and 2012 consolidated balance sheets. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No additional liability has been accrued for this claim as of December 31, 2013.

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

Quarter Ended	High	Low
December 31, 2013	$.50	$.41
September 30, 2013	$.59	$.40
June 30, 2013	$.59	$.15
March 31, 2013	$.20	$.10
December 31, 2012	$.29	$.10
September 30, 2012	$.29	$.06
June 30, 2012	$.45	$.13
March 31, 2012	$.46	$.29

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

Common Stock

Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of Directors then standing for election.  The Common Stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of our Company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.  Each outstanding share of Common Stock is duly and validly issued, fully paid and non-assessable. The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the Board of Directors (Board) from time to time may determine.

As of December 31, 2013, we had 66,687,189 shares of common stock outstanding held by approximately 68 active shareholders of record.

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

As of December 31, 2013, we had no shares of preferred stock issued or outstanding.

Options and Warrants

As of December 31, 2013 the Company had issued 698,496 warrants to holders of our convertible notes according to the terms of the outstanding notes.

Additionally in 2013, as part of our loan agreement which provided funds used to acquire our dental practices, we were required to issue warrants to the lenders. At the acquisition and loan closing dates, we issued a total of 5,987,340 warrants to the lenders in satisfaction of this provision of the agreement. Under a separate agreement with a placement agent, we also were required to issue warrants to the agent for their assistance in helping us to secure the loan. Under the terms of this agreement, we issued a total of 4,680,581 to these agents.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2013 the Company issued a total of 1,055,000 shares of restricted common stock to four members of management according to the terms of their employment agreements. The shares, which were issued at various intervals as required in the agreements, were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in each contract. Accordingly, the Company recorded a total of approximately $364,000 as non-cash compensation expense.

On January 2, 2013 the Company issued 63,145 shares of the Company’s common stock to an investor in payment of $7,265 of interest on a note that had accrued to that date. The shares were valued at $0.115 per share which was the fair value based on the quoted trading price on the date of issuance.

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

In April 2013 the Company raised $105,000 by issuing a total of 525,000 shares of the Company’s common stock to two investors at a price of $0.20 per share.

In May 2013 the Company issued an investor 750,000 share shares of the Company’s commons stock for $150,000. The shares were valued at $0.20 per share.

In December 2013 the Company issued 3,875,968 shares to a related party for $1,000,000 or $0.26 per share.

During 2013 the Company issued shares as follows for services:

Number of Shares	$ per share	Value of shares	Service Received
50,000	$0.39	$19,500	Accounting services
200,000	$0.20	$40,000	Investor related consulting
360,000	$0.50	$180,000	Strategic Consulting
250,000	$0.55	$137,500	Legal services

These transactions were recorded at the quoted trading price on the day of the issuance of the shares.

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 46,326 warrants to the note holders during the year ended December 31, 2013. These five year warrants, with an exercise price of $1.89 were valued at $0.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge to Additional Paid in Capital of $36,598 during the year ended December 31, 2013.

Additionally in 2013, as part of our loan agreement which provided funds used to acquire our dental practices, we were required to issue warrants to the lenders. At the acquisition and loan closing dates, we issued a total of 5,987,340 warrants to the lenders in satisfaction of this provision of the agreement. Under a separate agreement with a placement agent, we also were required to issue warrants to the agent for their assistance in helping us to secure the loan. Under the terms of this agreement, we issued a total of 4,680,581 to these agents.

The Company issued a total of 9,849,220 as consideration for the OSM acquisition. These shares were valued at $0.39 per share on the closing date for a total of $3,841,196. The Company also issued 124,851 shares at $0.55 per share in payment of loan costs to a third party for work done in conjunction with the acquisition, for a total of $68,668. These transactions were valued at the quoted trading price on the day of issuance.

The Company issued 147,970 share at $1.66 per share, or $246,500, to note holders under the Common Stock Rights provision of their note subscription agreement. See Note 8, Common Stock Rights.

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

Overview

We have been in the development stage and therefore had not earned any revenue until the second quarter of 2013 at which time the Company entered into the Dental Practice Management industry (“DPM”). DPM companies combine acquisition and organic growth to boost revenues while instilling best practice management infrastructure to increase the dental practices’ profitability. Capital and cost efficiency have driven the dental services industry to join DPM companies rather than remain as sole practitioners. With the above stated presence in the DPM market the Company decided to acquire a DPM and control of 31 dental practices in the state of Florida as well as 2 dental practices in the state of Arizona during the second quarter. Five (5) more dental practices were acquired in the third and fourth quarter of 2013. As a result of these acquisitions, the Company currently manages thirty-eight Practices and plans to boost revenues and substantially reduce costs through increased efficiencies through the use of software solutions and best practice management techniques.

Results of Operations

Results of Operations for the year ended December 31, 2013 compared to the year ended December 31, 2012

During the year ended December 31, 2013, the Company recorded revenues of $9,206,874. This revenue was earned from general dental practice and is the result of the acquisition of dental practices and a dental practice management company according to the Company’s strategic plan. The Company also incurred direct dental costs of $4,602,970 which were primarily for employee compensation and benefits in the dental practices. In addition, other direct dental costs of $2,619,573 for the year ended December 31, 2013 were incurred for expenses in the dental practices which included items such as lab expense, dental implants and other supplies and certain rents. Indirect dental expenses of $2,083,188 were incurred at the dental practices for other expenses such as computer expense, telecommunications costs, cleaning expenses, repairs and maintenance, utilities and other general office expenses. The Company did not produce any revenue or incur any such expenses in the year ending December 31, 2012 as the Company was still in the development stage.

Corporate compensation and benefits increased $675,976 from $411,617 in the year ended December 31, 2012 to $1,087,593 for the year ended December 31, 2013. This increase is due to the additional personnel associated with the dental practice acquisition and the hiring of additional administrative management.

General and administrative expenses increased $2,167,009 from $540,360 for the year ended December 31, 2012 to $2,707,369 for the year ended December 31, 2013. This increase was primarily due to the amortization costs of our Customer Relationships as well as due to the Company incurring higher costs for consulting, accounting and other professional fees necessary to facilitate and consummate the dental practice acquisition as well as additional costs for travel, communication and filing fees.

Interest expense increased from $693,376 for the year ended December 31, 2012 to $2,313,987 for the year ended December 31, 2013. The increase was primarily due to the interest on a Term Loan to fund the acquisitions as well as additional interest expense incurred from amortizing a portion of the debt discount associated with certain notes and warrants and the amortization of debt issuance costs incurred with the consummation of the term loan.

The $1,872,548 loss on warrant liability relates to the change in fair value of the warrant liability from April 25, 2013 to December 31, 2013. The warrants issued with the Term Loan were classified as liability due to certain provisions in such warrants and must be marked up or down to fair value at each reporting date.

Inflation and seasonality

We do not believe that inflation or seasonality will significantly affect our results of operations.

Liquidity and capital resources

Our cash and liquidity resources have been provided by investors through convertible and non-convertible notes, loans payable and the sale of our common stock. During the year ended December 31, 2013 we received $1,342,000 from the sale of our stock as well as proceeds from the consummation of our Term Loan which is further discussed below. These cash investments have been used primarily for general and administrative expenses including management compensation and to fund our acquisitions as discussed below.

The Company recognized a net loss of approximately $8.7 million, net cash used in operations of approximately $1.4 million for year ended December 31, 2013and negative working capital ($16.2 million), stockholders’ deficit ($9.0 million) and an accumulated deficit of $17.4 million at December 31, 2013.

During 2013, the Company acquired or gained financial control of a management company and thirty-eight dental practices in the states of Florida and Arizona. Financial control of these dental practices is expected to provide material positive cash flow to the Company. Furthermore, approximately $7.2 million of the current liabilities at December 31, 2013 are warrant liabilities and deferred revenue which we believe are unlikely to result in a cash outlay over the next twelve months. However, in order to meet our obligations when they come due, a capital infusion of approximately $3.2 million will be necessary. Management has received a commitment from an investor to provide the necessary funding to cover this potential shortfall.

Debt and contractual obligations

As of December 31, 2013 we have commitments to pay investors and creditors $20,642,674 of principal and $1,656,700 of accrued interest on various convertible notes, non-convertible notes and loans payable as of December 31, 2013. We also owe $868,797 in accounts payable, $2,345,888 in accrued liabilities, $549,557 of payroll related liabilities and a capital lease obligation of $195,638 as of December 31, 2013. In addition, as of December 31, 2013, we have commitments to pay $3,521,111 to the sellers, recorded as consultant liability, as part of the initial acquisition of the thirty one dental practices in Florida.

On April 25, 2013, the Company and its subsidiaries, Sebring Dental of Arizona, LLC, AAR Acquisition, LLC, and Sebring Management FL, LLC (the “Guarantors”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Great American Life Insurance Company, Great American Insurance Company, United Teachers Associates Insurance Company, Continental General Insurance Company (the “Lenders”) and MidMarket Capital Partners, as agent for the Lenders, in order to facilitate the funding of the acquisition of dental practices according to our business plan. Under the terms of the Loan Agreement, the Lenders agreed to loan us up to Sixteen Million Dollars ($16,000,000) in two separate tranches (the “Term Loan”) for this purpose. The first tranche of the Term Loan of Eleven Million Dollars ($11,000,000) was funded on the closing date of April 26, 2013. Of this total, $6,304,984 was used for acquisitions, debt refinancing and costs associated with the transactions. The remaining $4,695,016 is for working capital requirements. We continued to pursue other acquisition opportunities in accordance with the terms of the loan agreement, although the obligation to advance the second tranche of Five Million Dollars ($5,000,000) expired on May 25, 2013.

On December 27, 2013, the Company entered into the First Amendment, Consent and Waiver (the "Amendment") to the Loan Agreement. Under the terms of the Amendment, the Lenders agreed to (i) consent to the December 2013 acquisitions, (ii) waive the identified Events of Default, (iii) extend the second tranche to (a) pay the related transaction costs of the December 2013 acquisitions and (b) fund a portion of the purchase price of said acquisitions in the amounts of $4 million, (iv) certain modifications to terms and provisions of the Loan Agreement.

Pursuant to the Loan and Security Agreement above, interest shall accrue on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. A quarterly payment of $281,250 is due on March 31, 2014. Beginning on June 30, 2014, the quarterly principal payments increase to $375,000 per quarter. Beginning on June 30, 2015, the quarterly principal payments increase to $750,000 per quarter. Beginning on June 30, 2017, the quarterly principal payment increases to $1,593,750 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. In accordance with the terms of the notes, the Company repaid $412,500 of the principal as of December 31, 2013. The $281,250 principle payment that was due on December 31, 2012 was paid on January 2, 2014.

Management Agreement - The Company has management contracts with four key members of management with lengths ranging from one to three years. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of $892,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition, the contracts have Equity Participation clauses whereby the employees have been awarded a total of 2,000,000 shares of restricted stock that will be distributed to the employees in equal installments over periods ranging from two to five years.

We have also committed to pay various stock compensation and finder fees to entities that are raising funds on the Company’s behalf. Those funds are payable in the event that they are successful in raising capital described above and as more fully described in the Sebring consolidated financial statements.

Office leases Our new subsidiary in Florida leases office space for their headquarters (Clearwater, FL) and for the Practices. The leases expire at various times through 2023. Future minimum lease payments as of December 31, 2013 are as follows:

Amount
2014	$1,860,000
2015	1,539,000
2016	1,108,000
2017	824,000
2018	667,000
Thereafter	1,845,000
Total	$7,843,000

Critical Accounting Estimates and Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries combined with the accounts of the affiliated Practices with which the Company has specific management arrangements. The Company’s agreements with the Practices provide that the term of the arrangements are for forty years, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The Company has the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the Practices. The Company has exclusive responsibility for the provision of all non-dental services required for the day-to-day operation and management of the Practices and establishes the guidelines for the employment and compensation of the physicians. In addition, the agreements provide that the Company has the right, but not the obligation, to purchase, or to designate a person(s) to purchase, the stock of the Practices for a nominal amount. Separately, in its sole discretion, the Company has the right to assign its interest in the agreements. Based upon the provisions of these agreements, the Company has determined that the Practices are variable interest entities and that the Company is the primary beneficiary as defined in the accounting guidance for consolidation. All significant intercompany and inter affiliate accounts and transactions have been eliminated.

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

Goodwill and Other Intangible Assets - The Company records acquired assets and liabilities at their respective fair values under the acquisition method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Intangible assets with finite lives, principally customer relationships, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in the accounting guidance for business combinations. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized over 7 years for orthodontic practices and fifteen years for general dental practices.

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

Long-Lived Assets - The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2013 pursuant to current accounting standards.

Revenue Recognition. Revenues are earned from dental, primarily orthodontic, services provided to patients in approximately thirty-eight dental facilities in the states of Florida and Arizona. Orthodontic patients agree to a fee structure in advance by signing a written agreement that details the services to be provided and the terms of the payment(s) for services. The services are typically rendered over eighteen to twenty-four months. Revenue is generally recognized over the service period on a straight line basis as the services are provided at a value net of refunds and other adjustments. Amounts collected in excess of amounts earned are deferred.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Consolidated Financial Statements of Sebring Software, Inc. beginning on Page F1 for information required under this Item 8.

Sebring Software, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2013 And 2012

Sebring Software, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Sebring Software, Inc.

We have audited the accompanying consolidated balance sheets of Sebring Software, Inc. and Subsidiaries at December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sebring Software, Inc. and Subsidiaries at December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 31, 2014

Sebring Software, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012

ASSETS
Current assets:
Cash	$1,825,510	$84,073
Patient Receivables, net of $267,607 allowance for doubtful accounts	229,701	-
Prepaid expense	156,563	10,000
Total current assets	2,211,774	94,073

Fixed Assets
Furniture, equipment and vehicles, net	3,703,771	30,269
Total Fixed Assets	3,703,771	30,269

Other Assets
Loan receivable - related party, net of allowance of $146,844 at December 31, 2013	139,345	-
Customer relationship value, net of $1,047,618 accumulated amortization at December 31, 2013	16,057,324	-
Loan costs, net of $426,200 accumulated amortization	3,815,655	-
Goodwill	4,820,870
Deposits	20,644	1,000
Total Other Assets	24,853,838	1,000

Total assets	$30,769,383	$125,342

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$868,797	$92,585
Accrued liabilities	2,345,888	163,078
Accrued payroll related liabilities	549,557	649,682
Accrued interest payable	1,656,700	1,559,398
Warrant liability	4,452,008	-
Deferred revenue	2,736,750	-
Current portion notes payable and convertible notes payable, net of debt discount	4,011,667	3,252,281
Current portion notes payable and convertible notes payable-related parties	1,024,596	746,218
Current portion of lease obligations	88,778	-
Current portion of consultant liability	655,128	-
Total current liabilities	18,389,869	6,463,242

Lease obligation, net of current portion	106,860	-
Consultant liability, net of current portion	2,865,983	-
Deferred tax liability	2,146,723	-
Notes payable and convertible notes payable, net of current portion and debt discount	11,760,680	4,705
Notes payable and convertible notes payable, net of current portion-related parties	2,555,071	-
Total liabilities	37,825,186	6,467,947

Commitments and contingencies (Note 7)

Redeemable common stock rights	-	246,500

EQUITY (DEFICIT)
Sebring Software, Inc. stockholders' equity (deficit)
Preferred stock, 0.0001 par value, 10,000 authorized, none issued and outstanding
Common stock issued and to be issued, 0.0001 par value, 1,100,000,000 shares authorized, 66,687,189 and 48,822,146 shares issued and outstanding at 2013 and 2012, respectively	6,668	4,882
Additional paid in capital	8,435,264	2,160,614
Accumulated deficit	(17,392,352)	(8,754,601)
Total Sebring Software, Inc. stockholders' equity (deficit)	(8,950,420)	(6,589,105)
Noncontrolling interest	1,894,617	-
Total equity (deficit)	(7,055,803)	(6,589,105)
Total liabilities and equity (deficit)	$30,769,383	$125,342

The accompanying notes are an integral part of the accompanying financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Year Ended December 31, 2013 and 2012

	2013	2012

Net dental practice revenue	$9,206,874	$-

Operating expenses:
Direct dental expenses - compensation	4,602,970	-
Direct dental expenses - other	2,619,573	-
Indirect dental expenses	2,083,188	-
Corporate compensation and benefits	1,087,593	411,617
General & administrative expenses	2,707,369	540,360
Total operating expense	13,100,693	951,977
Loss from operations	(3,893,819)	(951,977)

Other income (expense):
Gain (loss) on debt settlement	14,510	(96,513)
Loss on warrant liability	(1,872,548)
Loan penalty	-	(173,248)
Loss on foreign currency transactions	(6,896)	(3,313)
Other income	43,772
Interest expense	(2,313,987)	(693,376)
Total other income (expense), net	(4,135,149)	(966,450)
Net loss	(8,028,968)	(1,918,427)
Add: Net income (loss) attributable to the noncontrolling interest	608,783	-
Net loss attributable to Sebring Software, Inc.'s common stock	$(8,637,751)	$(1,918,427)

Net loss per share attributable to Sebring Software Inc.'s common stock - basic and diluted	$(0.15)	$(0.05)

Weighted average shares outstanding-Basic and Diluted	58,148,914	42,428,220

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc.

Statement of Changes in Equity (Deficit)

For the Years Ended December 31, 2013 and 2012

					Total	Non-	Total
	Common Stock issued or to be issued		Additional	Accumulated	Stockholders'	Controlling	Equity
	Shares	Amount	Paid-in-capital	Deficit	Deficit	Interest	(Deficit)
Balance - December 31, 2011	37,662,577	$3,766	$1,233,222	$(6,836,174)	$(5,599,186)		$(5,599,186)

Shares issued for loan penalty	376,626	38	173,210		173,248		173,248

Issuance of penalty warrants on notes payable		-	26,181		26,181		26,181

Relative fair value of warrants issued with convertible notes			45,441		45,441		45,441

Issuance of common stock for conversion of debt	1,062,943	106	87,532		87,638		87,638

Issuance of common stock for services and accounts payable	1,950,000	195	172,305		172,500		172,500

Sale of common stock	7,770,000	777	422,723		423,500		423,500

Net loss for year ended December 31, 2012				(1,918,427)	(1,918,427)		(1,918,427)

Balance - December 31, 2012	48,822,146	$4,882	$2,160,614	$(8,754,601)	$(6,589,105)	$-	$(6,589,105)

Sale of common stock	1,888,889	189	341,811	-	342,000	-	342,000

Common stock issued for interest	63,145	6	7,259	-	7,265	-	7,265

Common stock to be issued for compensation	1,055,000	105	363,882	-	363,987	-	363,987

Issuance of stock on OID notes	147,970	15	246,485	-	246,500	-	246,500

Common stock issued for services	860,000	86	377,165	-	377,251	-	377,251

Stock issued for loan costs	124,851	12	68,656	-	68,668	-	68,668

Stock issued for acquisition of dental practices	9,849,220	985	3,840,211	-	3,841,196	2,067,492	5,908,688

Sale of common stock to related party	3,875,968	388	999,612	-	1,000,000	-	1,000,000

Payment received - Note receivable - non-controlling Interest	-	-	-	-	-	103,189	103,189

Payments made to NCI equity holders	-	-	-	-	-	(608,783)	(608,783)

Acquisition of non controlling interest	-	-	(7,029)	-	(7,029)	(276,064)	(283,093)

Issuance of penalty warrants on notes payable	-	-	36,598	-	36,598	-	36,598

Net loss for 2013	-	-	-	(8,637,751)	(8,637,751)	608,783	(8,028,968)

Balance - December 31, 2013	66,687,189	$6,668	$8,435,264	$(17,392,352)	$(8,950,420)	$1,894,617	$(7,055,803)

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2013 and 2012

	2013	2012

Cash flows from operating activities:
Net loss attributable to Sebring Software, Inc.	$(8,637,751)	$(1,918,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	608,783	-
Loss on disposal of fixed assets	6,714	-
Depreciation	444,873	28,924
Provision for bad debts	232,751	-
Loss on debt extinguishment	-	100,000
Gain on debt settlements, net	-	(3,487)
Reserve for uncollectible deposit	-	100,000
Common stock issued for services	377,251	92,500
Common shares issued for loan penalty	-	173,248
Common stock issued for compensation	363,987	-
Loss on warrant liability	1,872,548	-
Gain on debt settlements	(7,423)	-
Amortization of loan costs	426,200	-
Amortization of put premium	-	33,333
Amortization of Customer Relationships	1,047,618	-
Amortization of debt discount	398,294	56,994
Issuance of penalty warrants in conjunction with notes	36,598	26,182
Changes in assets and liabilities:
Prepaid expenses	(91,989)	10,000
Deposits	(5,345)	-
Patient Receivables	(114,268)	-
Accounts payable and accrued liabilities	476,719	11,503
Accrued payroll related liabilities	(100,125)	189,054
Accrued interest payable	834,863	579,400
Deferred revenue	415,949
Net cash used in operating actives	(1,413,753)	(520,776)
Cash flows from investing activities:
Payments for business acquisition	(3,282,406)	-
Proceeds from business acquisition	391,854	-
Loan receivable	(204,086)	-
Purchase of furniture and equipment	(519,474)	-
Net cash used in investing activities	(3,614,112)	-
Cash flows from financing activities:
Loan closing costs	(2,837,342)	-
Payment of consultant liability	(410,899)	-
Proceeds from issuance of common of stock	1,342,000	423,500
Proceeds from issuance of notes payable	15,000,000	293,500
Proceeds from equipment loans	199,751	-
Repayment of loans and advances, net of loan fee	-	(19,080)
Contributions of NCI equity holders	103,189	-
Payment of lease obligation	(140,966)	-
Distributions to noncontrolling interest	(608,783)	-
Repayment of notes payable	(5,877,648)	(105,293)
Proceeds provided by financing activities	6,769,302	592,627
Net increase in cash	1,741,437	71,851
Cash, beginning of period	84,073	12,222
Cash, end of period	$1,825,510	$84,073
Supplemental Cash Flow Information:
Interest paid	$1,081,745	$-
Taxes paid	$-	$-
Supplemental Non-Cash Investing and Financing Activities:
Relative fair value of warrants issued with convertible notes	$-	$45,441
Exchange of notes and accrued interest for common stock	$-	$93,625
Exchange of accounts payable and accrued expenses for common stock	$-	$77,500
Debt discount on common stock rights	$-	$146,500
Original issue discounts	$-	$48,833
Reclassification of notes to related party notes	$-	$310,000
Loan fee discount	$-	$3,000
Exchange of accrued interest for debt	$577,947	$-
Common stock issued for accrued interest	$7,265	$-
Common stock issued for payment of loan costs	$68,668	$-
Common stock issued for original issue discount on notes	$246,500	$-
Warrants issued as debt issuance costs	$1,085,845	$-
Warrants issued as debt discount	$1,493,616	$-

Payments made to acquire dental practices	$3,282,406	$-
Common stock issued in acquisition	3,841,196	-
Note payable issued to the seller	3,305,594	-
Consultant liability	3,932,010	-
Purchase Price	$14,361,206	$-
Less: assets acquired	(25,883,742)	-
Plus: liabilities and noncontrolling interest	11,914,390	-
Proceeds received in dental practices acquisition	$391,854	$-

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

1. NATURE OF BUSINESS AND ORGANIZATION

Nature of Business - Sebring Software, Inc. and Subsidiaries ("the Company", "us", "we", "our") primary business activity is providing dental (primarily orthodontic) management services. The Company has contracts with affiliated professional associations, corporations and partnerships (“the Practices”), which are separate legal entities that provide dental services primarily in Florida and Arizona. The Company currently operates thirty-seven Practice locations in the states of Florida and Arizona. The Practices were obtained through a combination of acquisition and organic growth in order to boost revenues while instilling best practice management infrastructure to increase profitability of the Practices. Capital and cost efficiency have driven the dental services industry to join Dental Practice Management (“DPM”) companies rather than remain as sole practitioners. Most DPMs and dental practices operate on different software platforms. The Company plans to use software solutions to substantially reduce costs.

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

Sebring Management FL, LLC, a subsidiary of the Company, was organized in the state of Florida on April 12, 2013 to manage dental practices in the state of Florida.

Sebring Dental of Arizona, LLC, a subsidiary of the Company, was organized in the state of Arizona to manage dental practices and owns 100% of AAR Acquisition, LLC.

AAR Acquisition, LLC, a subsidiary of the Company, was organized on March 18, 2013 in the state of Arizona and was organized to own the assets purchased in Arizona as fully described in Note 3.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

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

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of business combination purchase price, fair value valuation of assets acquired and liabilities assumed in business combinations, valuation of patient receivables, amortization period of intangibles value, impairment analysis of long-lived assets and goodwill, valuation of any derivatives or beneficial conversion features on convertible debt, valuation of stock or other equity-based instruments issued for services or settlements and valuation of deferred tax assets.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Goodwill and Other Intangible Assets - The Company records acquired assets and assumed liabilities at their respective fair values under the acquisition method of accounting. Goodwill represents the excess of cost over the fair value of the net assets acquired. Intangible assets with finite lives, principally customer relationships, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and separability criteria established in the accounting guidance for business combinations. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Customer relationships are amortized over seven years for orthodontic practices and fifteen years for general dental practices with no residual value. Future annual amortization of customer lists is approximately $2.3 million through 2019, $1.2 million in 2020 and $132,000 annually through 2028.

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

Long-Lived Assets - The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2013 and 2012 pursuant to current accounting standards.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Fair Value of Financial Instruments - The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of deferred revenue and other long-term obligations also approximate fair value.

Revenue Recognition - Revenues are earned from dental, primarily orthodontic, services provided to patients in approximately thirty-seven dental facilities in the states of Florida and Arizona. Orthodontic patients agree to a fee structure in advance by signing a written agreement that details the services to be provided and the terms of the payment(s) for services. The services are typically rendered over eighteen to twenty-four months. Revenue is generally recognized over the service period on a straight line basis as the services are provided at a value net of refunds and other adjustments. Amounts collected in excess of amounts earned are recorded as deferred revenue liability.

Liquidity - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company has a net loss of approximately $8.7 million, net cash used in operations of $1.5 million for year ended December 31, 2013, negative working capital ($16.2 million) and a deficit of $7.0 million and an accumulated deficit of $17.4 million at December 31, 2013.

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

During 2013, the Company acquired or gained financial control of a management company and thirty-eight dental office locations in the states of Florida and Arizona. Financial control of these dental practices is expected to provide material positive cash flow to the Company. Furthermore, approximately $7.2 million of the current liabilities at December 31, 2013 are warrant liabilities and deferred revenue which we believe are unlikely to result in a cash outlay over the next twelve months. However, in order to meet our obligations when they come due, a capital infusion of approximately $3.2 million will be necessary. Management has obtained a commitment from an investor to provide up to $5 million in cash as necessary to fund the Company’s obligations as they come due in 2014.

Reclassifications - Certain 2012 Note and Loan payable amounts have been reclassified to conform to the 2013 consolidated balance sheet presentation.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Foreign Currency Transactions – Gains and losses resulting from foreign currency transactions are included in the statement of operations as other income (expense).

3. BUSINESS ACQUISITIONS

The Company executed several business acquisitions during the year ended December 31, 2013.

On April 25, 2013, the Company and its subsidiary, Sebring Management FL, LLC (the “SM FL”), entered into an Agreement and Plan of Merger (the “OSM Agreement”) with Orthodontic Specialists Management, LLC (“OSM”) and Alan D. Shoopak D.M.D. (“Shoopak”) and Dennis J.L. Buchman D.M.D. (“Buchman”). Under the terms of the OSM Agreement, OSM merged with and into the SM FL and the separate existence of OSM ceased (the “Merger”). In consideration of the Merger, the Company issued 9,849,220 shares of its restricted common stock, of which 4,924,610 were issued to Shoopak and 4,924,610 were issued to Buchman. The OSM acquisition includes thirty-one orthodontic practices located in Florida - and Alan D. Shoopak, D.M.D. Orthodontic Group, P.A. (OG PA).

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

Under the terms of the consulting agreements, Shoopak’s LLC and Buchman’s LLC shall provide advice to the Company regarding clinical issues and dental practice related matters. Further, Shoopak’s LLC and Buchman’s LLC shall attempt to identify new dental practice business management relationships and shall identify dental practices that may have an interest in entering into arrangements whereby the Company will manage the non-professional business aspects of such dental practices. In consideration for the services performed under the Consulting Agreements, Shoopak’s LLC shall receive an annual fee of approximately $550,000 for five years paid in equal monthly installments, and Buchman’s LLC shall receive an annual fee of $450,000, paid in equal monthly installments for five years. The amounts payable under the consulting arrangements were deemed to be additional consideration for the merger. These payments were recorded as “consultant liability” at its net present value of $3,932,010 at the acquisition date. As of December 31, 2013, the remaining consultant liability totals approximately $3.5 million. Of this amount, approximately $655,000 is reflected as a current liability at December 31, 2013.

The merger described above with SM FL was accounted for as a business combination. The value of the 9,849,220 shares issued as merger consideration was based on the closing price of the stock as of the date of the closing, April 26, 2013, of $0.39 per share which yielded an approximate value of $3.8 million combined with the present value of the amounts payable under the consulting arrangements of approximately $3.9 million results in a fair value of the total consideration transferred of approximately $7.7 million.

In connection with the acquisition of OSM, the Company recognized the following amounts of identifiable assets acquired and liabilities assumed:

Financial assets	$371,768
Fixed assets	2,790,000
Identifiable intangible assets (Customer relationships)	11,000,000
Other assets	20,285
Financial liabilities	(5,310,702)
Deferred revenue	(1,704,801)
Deferred tax liability	(2,146,723)
Total identifiable net assets	5,019,827
Noncontrolling interest	(2,067,492)
Goodwill	4,820,870
Total purchase price	$7,773,205

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Subsequent to the acquisition and during the measurement period, the Company revised its estimated cost of this performance obligation downward by approximately $480,000 and identified additional financial liabilities assumed in the amount of approximately $160,000. This resulted in a net reduction of approximately $320,000 in the amount of goodwill initially recorded.

Also on April 25, 2013, the Company’s subsidiary, AAR Acquisition, LLC (“AAR”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Byron J. Larsen, Jennifer Iacobelli, Mitchell W. Ellingson, Kathryn Ellingson, MEBL Dental Management, P.C., Byron J. Larsen, DDS, PLLC, Image Dentistry of Glendale, P.C., Image Dentistry of Peoria, P.C., and Dentelli Corp. (the “Image”). Under the terms of the Asset Purchase Agreement, AAR acquired for $400,000 in cash all of the property and assets of Image used in the dental practice. Image shall retain and be responsible for all liabilities, debts, obligations and expenses of the Practice incurred prior to the date of Closing. AAR shall be responsible for liabilities, debts, obligation and expenses of the Practice accruing on or after the Closing Date. This acquisition was accounted for as a business combination.

The AAR purchase price was allocated to record identifiable assets and liabilities at fair value as follows:

Fixed assets	$212,615
Other assets	256,058
Accounts payable and accrued liabilities	(68,673)
Total purchase price	$400,000

During December of 2013, the Company obtained financial control of four additional dental practices. Three of the practices are located in Florida and the fourth in Arizona. These acquisitions have been accounted for as business combinations.

On December 27, 2013, the Company’s subsidiary, Sebring Management FL, LLC (SMFL), and Alan D. Shoopak, D.M.D. Orthodontic Group, P.A. (OG PA) (collectively the “Buyers”) entered into Asset Purchase Agreements (“Asset Purchase Agreements”) with Jan A. Simon, D.D.S. and Simon Orthodontic Centers, P.A. (collectively "Simon") and with Hani "Sam" Tadros, D.D.S. and Implant, General & Cosmetic Dentistry of Tampa Bay, P.A. ("Tadros"). Under the terms of the Asset Purchase Agreements, Simon & Tadros agree to sell and the Buyers agree to purchase all of the undertaking, property, and assets of the Seller used in the Seller's dental practice as a going concern, of every kind and description. Simon & Tadros retain and are responsible for all liabilities, debts, obligations and expenses of their respective Practices incurred prior to the Closing Date. Buyer shall be responsible for liabilities, debts, obligation and expenses of the Practice accruing on or after the Closing Date. The aggregate purchase price for the Assets is approximately $4.2 million, including cash of approximately $2.9 million and Notes Payable totaling approximately $1.3 million.

The purchase price was allocated to record identifiable assets and liabilities acquired from Simon & Tadros at fair value as follows:

	Simon	Tadros
Financial assets	$-	$3,344
Fixed assets	328,000	75,000
Identifiable intangible assets (Customer relationships)	3,834,000	538,656
Deferred revenue	(612,000)	-
Total purchase price	$3,550,000	$617,000

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

On December 31, 2013, the Company’s subsidiary, Sebring Dental of Arizona, LLC ("SDA”), entered into an Asset Purchase Agreement with North Scottsdale Family Dentistry, PLLC, Dr. Steven H. Poulos, and Dr. Sid S. Stevens (collectively “Scottsdale”). Under the terms of the Asset Purchase Agreement, Scottsdale agreed to sell and SDA agreed to purchase all of the assets of Scottsdale's dental practice. The aggregate purchase price for the assets is approximately $2 million, including cash of approximately $675 thousand and a Note Payable of approximately $1.4 million.

The purchase price was allocated to record identifiable assets and liabilities acquired from Scottsdale at fair value as follows:

Financial assets	$92,714
Fixed assets	200,000
Identifiable intangible assets (Customer relationships)	1,732,286
Total purchase price	$2,025,000

The acquisitions were made in order to enter the business of dental practice and dental practice management. The acquisitions include 34 orthodontic offices located in Florida and four general dental offices located in Arizona and Florida. The goodwill of $4.8 million arising from the acquisitions consists largely of the synergies and expected costs savings from economies of scale expected from combining the operations of the Company and the Practices. None of the goodwill is expected to be deductible for tax purposes. Identifiable intangible assets consist primarily of Customer Relationships and are being amortized over their estimated lives of seven years for orthodontic practices and fifteen years for dental practices. Total amortization expense recognized for the year ended December 31, 2013 was approximately $1.05 million.

Acquisition costs of approximately $1.1 million were incurred and expensed and are included as a component of general and administrative expenses in the consolidated statements of operations for the period ended December 31, 2013.

The estimated fair values and allocation of purchase price is provisional pending the final valuation of the assets acquired and liabilities assumed.

The amounts of actual revenues and net losses from the acquired entities included in the Company’s consolidated statement of operations as of December 31, 2013, and the unaudited supplemental pro forma revenues and net income (loss) of the combined entity that give effect to the acquisitions had they occurred January 1, 2012 are as follows:

	(Unaudited)
	Revenues	Net Income (Loss)
Acquired Entities actual for the year ended December 31, 2013	$9,206,874	$(424,934)
Supplemental unaudited consolidated pro forma information for the year ended December 31, 2013	$21,227,000	$(5,802,000)
Supplemental unaudited consolidated pro forma information for the year ended December 31, 2012	$19,819,000	$(3,759,000)

In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had the acquisitions been made as of January 1, 2012, nor is it indicative of the results of future combined operations.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

4. Furniture, EQUIPMENT and VEHICLES, net

Furniture, equipment and vehicles consisted of the following at December 31:

	2013	2012
Furniture and Fixtures	$452,208	$2,727
Vehicles	96,060	85,252
Dental Equipment	2,468,586	-
Computers and phone systems	749,017	-
Leasehold Improvements	134,305	-
Construction in progress	269,278	-
Furniture , Equipment and Vehicles	4,169,454	87,979
Accumulated Depreciation	(465,683)	(57,710)
Furniture, equipment and vehicles, net	$3,703,771	$30,269

Depreciation expense for the year ended December 31, 2013 was approximately $445,000 and approximately $29,000 for the year ended December 31, 2012. Included above are phone systems under capital leases with a net book value at December 31, 2013 of approximately $248,000.

5. BORROWINGS

Borrowings consist of the following at December 31:

	2013	2012
Term Loan	$14,587,500	$-
Convertible notes payable	5,184,898	3,113,102
Equipment & vehicle notes payable	282,841	33,435
Other notes payable	587,430	1,052,000
Total borrowings	20,642,669	4,198,537
Less: Debt discount, net of interest amortization	(1,290,655)	(195,333)
Total borrowings, net of debt discount	19,352,014	4,003,204
Less: Related party notes payable	3,579,667	746,218
Total borrowings, net of related party notes	15,772,347	3,256,986
Less: Current portion of long term debt	4,011,667	3,252,281
Notes payable, net of current portion	$11,760,680	$4,705

Total related party notes	$3,579,667	$746,218
Less: Current portion of related party notes	1,024,596	746,218
Related party notes, net of current portion	$2,555,071	$-

Term Loan

During the year ended December 31, 2013, the Company received financing of $15 million for notes with the proceeds to be used for acquisitions and general working capital. In accordance with the terms of the notes, the Company repaid $412,500 of the principal as of December 31, 2013. The $281,250 principle payment that was due on December 31, 2013 was paid on January 2, 2014.

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

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

On December 27, 2013, the Company entered into the First Amendment, Consent and Waiver (the "Amendment") to the Loan Agreement. Under the terms of the Amendment, the Lenders agreed to (i) consent to the December 2013 acquisitions, (ii) waive the identified Events of Default, (iii) extend the second tranche to (a) pay the related transaction costs of the December 2013 acquisitions and (b) fund a portion of the purchase price of said acquisitions in the amounts of $4 million, (iv) certain modifications to terms and provisions of the Loan Agreement.

Interest accrues on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ percent per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. A quarterly payment of $281,250 is due on March 31, 2014. Beginning on June 30, 2014, the quarterly principal payments increase to $375,000 per quarter. Beginning on June 30, 2015, the quarterly principal payments increase to $750,000 per quarter. Beginning on June 30, 2017, the quarterly principal payment increases to $1,593,750 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due.

Under a “Collateral Assignment of Rights Under Purchase” agreement, Sebring Software, Inc. (assignor) assigned to the lender as security, all its rights, power and privileges under the Purchase Agreements relating to the subsidiaries. Under a “Guaranty and Suretyship Agreement” the subsidiaries, Sebring Management of FL, LLC, AAR Acquisition, LLC and Sebring Dental of Arizona, LLC guarantee payment under the Loan and Security Agreement. Under pledge agreements made by Sebring Software, Inc., they pledge all the equity interest in the subsidiaries to the lenders and under another pledge agreement, Sebring Dental of Arizona, LLC pledges its equity interest in AAR Acquisition, LLC to the lender. Additionally, the Lenders received an aggregate of 5,987,340 warrants exercisable at $0.01 per share (the “Warrants”). The Warrants, which expire on April 25, 2023, have a put right where the Holder shall have the right, but not the obligation, to put some or all of the Warrants or the Warrant Shares to the Company upon the earliest to occur of (a) the second anniversary of the Original Issue Date, (b) an event constituting an Event of Default, (c) a Change of Control, or (d) the sale, liquidation or other disposition of the whole or a significant portion of the assets of, or equity in, the Company. The put price per Warrant Share shall be the greater of (i) the Minimum Put Price or (ii) the Fair Market Value of the Warrant Shares issuable upon exercise of this Warrant less the Exercise Price payable upon the exercise of the unexercised portion of this Warrant being put and if the Put Option is being exercised following a Change of Control, the highest price paid per share of Common Stock transferred in the Change of Control transaction less the Exercise Price payable upon the exercise of the unexercised portion of this Warrant being put. In the event of a reorganization, the Put Price shall, simultaneously with the happening of such event, be adjusted by multiplying the then Put Price by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such event and the denominator of which shall be the number of shares of Common Stock outstanding immediately after such event, and the product so obtained shall thereafter be the Put Price then in effect. As a result of this put feature, the warrant is classified as a liability that must be re-measured at each reporting period with the change in fair value reflected in the statement of operations.

The fair value of the warrants issued to the Lender was calculated using the Black Scholes pricing model. The total value of the warrants on the original issuance date was calculated at approximately $1.5 million and is initially recorded as a debt discount and warrant liability with the debt discount to be amortized over the debt term. Approximately $200,000 of this debt discount was amortized in 2013.

The First Amendment to the Loan Agreement waived certain identified covenant violations that had occurred prior to December 27, 2013 and established new financial covenants including Minimum Liquidity, a limit on Capital Expenditures, Fixed Charge Coverage Ratio, Total Debt Leverage Ratio, Senior Debt Leverage Ratio and Interest Coverage Ratio. At December 31, 2013, the Company was in compliance with all such financial covenants.

The Company incurred approximately $4.3 million in loan costs consisting of cash in the amount of approximately $3,213,000 (including $250,000 payable no later than May 30, 2014) and approximately 4.7 million five-year warrants issued to a loan placement agent, exercisable at $0.22 per share, which were valued at their fair value of $1,085,000 in conjunction with the Loan Agreement. The loan costs are recorded as debt issue costs to be amortized over the term of the debt. During the year ended December 31, 2013, a total of approximately $434,000 was recorded as amortization expense.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Convertible Notes Payable

Convertible notes payable includes several past due notes totaling approximately $1,355,000 in principle and approximately $905,000 in accrued but unpaid interest which are currently in default subject to notification by the lenders.. Also included in convertible notes payable at December 31, 2013 is a restructured note in the amount of $998,666 which the Company had been notified by the lender of default.

No amounts have been recorded relating to stock settled debt, derivatives or beneficial conversion values since all such convertible notes are convertible contingent upon the occurrence of future events under control of the Company.

Approximately $3.2 million of the Convertible Notes Payable are with related parties.

The following summarizes the Convertible Notes Payable as of December 31:

	2013	2012
Convertible notes payable to related and unrelated parties bearing interest at a rate of 12%, principal is payable on March 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below. If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75. Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above. The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011. Since the Company failed to register the warrant shares on or before June 1, 2011, the lender is entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed, capped at 10%. All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date. The Public Event occurred on October 25, 2010 and on May 1, 2011 the notes became convertible at a price of $1.72 or a lesser price based on any equity financing. See Public Event below. During the year ended December 31, 2012 the Company repaid $21,920 of principal on these loans. During 2013, the $21,920 was re-invested and the Company repaid another $20,000 of principal on these loans. As of December 31, 2013, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	$1,275,638	$1,273,718

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	2013	2012
Convertible notes payable issued to related and unrelated parties in January and February 2011 for $200,000 cash. These convertible notes payable bear interest at a rate of 12%, and principal is payable on September 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below. If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75. Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above. The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011. Since the Company failed to register the warrant shares on or before June 1, 2011, the lender is entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed, capped at 10%. All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date. The Public Event occurred on October 25, 2010 and on May 1, 2011 the notes became convertible at a price of $1.72 or a lesser price based on any equity financing. Although the Company has not made any principal payments as of December 31, 2013, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	200,000	200,000

Convertible notes payable bearing interest at a rate of 12%. Principal payable on June 30, 2009. Interest payable every six months. The note and accrued interest are convertible at 75% of the price per share paid by investors in the next equity financing and such conversion rights will expire 60 days after such equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. Although the Company has not made any principal payments as of December 31, 2013, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	40,000	40,000

Convertible notes payable bearing interest at a rate of 12%. Principal payable in September 2010. Interest payable every six months. Note is convertible at 75% of the price per equity interest paid by investors in the next equity financing and such conversion rights will expire 60 days after such equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. Although the Company has not made any principal payments as of December 31, 2013, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	100,000	100,000

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	2013	2012
In February, 2012 the Company received $100,000 from one investor for convertible notes sold according to the specifics of the Term Sheet. The Company paid Wellington Shields a fee of $3,000 for this transaction in satisfaction of the requirements of the Wellington Shields agreement for investors of short term loans not introduced by Wellington Shields. The Company determined that based on the conversion terms of the notes, the notes qualify as stock settled debt in accordance with ASC 480 “Distinguishing Liabilities from Equity”. Accordingly, a premium of $33,333 was to be accreted to the total $100,000 notes balance from the note dates to the first computable date they become convertible, which is December 31, 2012. During the year ended December 2012 the total amount of $33,333 was amortized and recorded as a Put Premium which was netted against current portion of notes payable. In addition, the relative fair value of the warrants, which totals $45,441 was recorded as additional paid in capital and debt discount and was amortized over the debt term, to December 31, 2012. On December 28, 2012 the investor agreed to modify the terms of the note. Under the new agreement, the Company issued 4 Units where each unit consisted of an original issue discount note of $33,333 (aggregate $133,333) for a purchase price of $25,000 per unit, and a right to receive common shares at a rate of 0.03% of the outstanding shares of the Company’s common stock outstanding on the earlier of 1) the day immediately preceding the note redemption date, 2) the note maturity date of May 31, 2013 or 3) the date of conversion of the notes to equity. The note bears an interest rate of 15% on the Purchase Price. Ultimately the shares must be issued by May 31, 2013, the Note maturity date. The notes and accumulated interest will be redeemed at the time of any financing of debt or equity of a minimum of $12 million completed by the Company prior to the maturity date or, if not redeemed, at the option of the investor may be converted at any time after the Note issuance date: 1) to any public offering of the Company’s common shares or; 2) the value weighted average price of the Company’s common stock during the month of May 2013 if no public offering is completed before the maturity date. Based on the conversion terms of these Notes they are considered Stock Settled debt, and can be settled at their face value. In addition, the common stock issued pursuant to the Rights will have a put right by which the unit holder will be able to put the common shares issued pursuant to the Rights to the Company for $25,000 per unit upon the earlier of: 1) 13 months following an underwritten secondary offering or, 2) 24 months from the closing date. The modification of this Note was treated as a debt extinguishment in accordance with ASC 470, “Debt with Conversion and Other Options” and all remaining discounts and premiums and old note was removed and a new note for $133,333 was recorded and common stock Rights were recorded as temporary equity at their redemption amount of $100,000 (see Note 8, "Common Stock Rights") with a loss on debt extinguishment of $100,000 recognized. . These notes were paid off in full during the second quarter of 2013.	-	133,333

On December 28, 2012 the Company issued 5.86 Units to an investor where each consisted of an original issue discount note of $33,333 (aggregate $195,333) for a purchase price of $25,000 per unit, and a right to receive common shares at a rate of 0.03% of the outstanding shares of the Company’s common stock outstanding on the earlier of 1) the day immediately preceding the note redemption date, 2) the note maturity date of May 31, 2013 or 3) the date of conversion of the notes to equity. The note bears an interest rate of 15% on the Purchase Price. The notes and accumulated interest will be redeemed at the time of any financing of debt or equity of a minimum of $12 million completed by the Company prior to the maturity date or, if not redeemed, at the option of the investor may be converted at any time after the Note issuance date: 1) to any public offering of the Company’s common shares or; 2) the value weighted average price of the Company’s common stock during the month of May 2013 if no public offering is completed before the maturity date. Based on the conversion terms of these Notes they are considered Stock Settled debt, and can be settled at their face value. In addition, the common shares issued pursuant to the Rights will have a put right by which the unit holder will be able to put the common shares issued pursuant to the Rights to the Company for $25,000 per unit upon the earlier of: 1) 13 months following an underwritten secondary offering or, 2) 24 months from the closing date. The Company recorded the common stock rights at their redemption amount of $146,500 (see Note 8, "Common Stock Rights") with a related debt discount of $146,500 and recorded an original issue discount of $48,833, such discounts to be amortized over the term of the debt. These notes were paid off in full during the second quarter of 2013.	-	195,333

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	2013	2012
On April 25, 2013 the Company restructured the past due convertible note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the Noteholder. The remaining principal of $420,718 and accrued interest of $577,948 were restructured into a new note for $998,666. The principal is due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the Noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, for every 120 days that the note remains unpaid the Noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the date such shares became due and payable. This provision has been delayed for one year and will only apply at the maturity date.	998,666	1,170,718

Convertible notes payable to a related party bearing interest at a rate of 12%. Principal payable on March 1, 2013. Interest payable quarterly. The note and any accrued and unpaid interest are convertible at 75% of the price per share paid by investors in the next equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. The Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	40,000	-

In connection with the Scottsdale acquisition on December 31, 2013, the Company issued a convertible promissory note in the amount of $1,350,000 to the sellers. The note bears interest at 6.25% and the entire unpaid principal and accrued but unpaid interest shall be due and payable on December 31, 2016 unless earlier converted by the holder into shares of common stock of Sebring. Upon a "Public Offering", the holder may elect to convert any or all of the unpaid principal and accrued but unpaid interest into shares of Sebring's common stock at a 25% discount to the "Offering Price". Public Offering means the first public offering of Sebring's common stock under the Securities Act of 1933 following the issue date. Offering Price is the price per share of common stock paid by the underwriter to Maker for the shares sold to the underwriter in the Public Offering.	1,350,000	-

In connection with the Simon acquisition on December 27, 2013, the Company issued a convertible promissory note in the amount of $925,000 to the sellers. The note bears interest at 7.0% and unless prior to the first anniversary of this note a Public Offering has occurred, then on the first anniversary and quarterly thereafter until the earlier of the Maturity Date or the date that a Public Offering occurs, principal payments of $70,083 are due and the entire unpaid principal and accrued but unpaid interest shall be due and payable on December 27, 2016 (the "Maturity Date"), unless earlier converted by the holder into shares of common stock of Sebring. To the extent that a "Public Offering" closes on or before December 27, 2014, all of the unpaid principal and accrued but unpaid interest shall automatically convert into shares of Sebring's common stock at the "Offering Price". To the extent that a Public Offering does not close on or before December 27, 2013 but a Public Offering closes before December 27, 2016, the Holder may elect to convert all of the unpaid principal and accrued but unpaid interest into Sebring's common stock at the Offering Price.	925,000	-

In connection with the Tadros acquisition on December 27, 2013, the Company issued a convertible promissory note in the amount of $255,594 to the sellers. The note bears interest at 6.0% and unless prior to the first anniversary of this note a Public Offering has occurred, then on the first anniversary and quarterly thereafter until the earlier of the Maturity Date or the date that a Public Offering occurs, principal and interest payments of $32,406 are due and the entire unpaid principal and accrued but unpaid interest shall be due and payable on December 27, 2016 (the "Maturity Date"), unless earlier converted by the holder into shares of common stock of Sebring. To the extent that a "Public Offering" closes on or before December 27, 2014, all of the unpaid principal and accrued but unpaid interest shall automatically convert into shares of Sebring's common stock at the "Offering Price". To the extent that a Public Offering does not close on or before December 27, 2013 but a Public Offering closes before December 27, 2016, the Holder may elect to convert all of the unpaid principal and accrued but unpaid interest into Sebring's common stock at the Offering Price.	255,594	-
	$5,184,898	$3,113,102

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Equipment and vehicle notes payable

In connection with the OSM merger, the Company assumed a note payable in the amount of approximately $160,000. The note bears interest at 5%, requires monthly payments of approximately $7,000 through March of 2015 and has a balance at December 31, 2013 of approximately $103,000. During the year ended December 31, 2013, the Company made several notes payable to a bank to acquire orthodontic equipment in the aggregate amount of approximately $161,000. These notes bear interest at rates ranging from 3.5% to 7%, are secured by the equipment, and require aggregate monthly payments of approximately $3,300 through 2018. The balance of these notes at December 31, 2013 was approximately $143,000. The remaining notes in this category are loans for vehicles purchased in 2013 that mature in 2016 with interest of 3.9%. The notes have monthly principal and interest payments of $1,147. Balance owed at December 31, 2013 was approximately $37,000.

Other notes payable

Other notes payable includes several unsecured past due notes totaling $165,000 in principal at December 31, 2013 and 2012 with interest payable at rates ranging from 10% to 12%. Although the Company has not made any principal payments as of December 31, 2013, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default. Other notes payable with an aggregate balance of $828,080 at December 31, 2012 were paid off on April 27, 2013 with proceeds from the term loan as follows:

Two loans without terms or interest	$35,000
Several notes payable due on December 31, 2011, bearing interest at 6%	523,080
A note payable due in March, 2009 bearing interest at 12%	25,000
A note payable due on December 31, 2012 bearing interest at 6%	100,000
A note payable due in April, 2012 bearing interest at 8%	70,000
A note payable due in February, 2013 bearing interest at 12%	50,000
A partial payment on a $140,000 note payable due in May, 2011 bearing interest at 12%	25,000
Total	$828,080

During 2012, Other notes payable in the amount of $85,000 were converted to equity. Also included in Other notes payable is a non-interest bearing loan in the amount of $35,000 at December 31, 2013 ($70,000 at December 31, 2012).

Other notes payable at December 31, 2013 includes notes issued to related parties as follows:

In connection with the OSM merger, the Company assumed a 6.5% note payable in the amount of $120,288 to a holder of a non-controlling interest. The note requires monthly payments of approximately $4,600 through July of 2015. The balance of the note at December 31, 2013 was $83,552.

In the third quarter of 2013, the Company issued a 5.25% note payable in the amount of $254,784 to a holder of a non-controlling interest as part of a transaction to re-acquire the non-controlling interest. The note requires monthly payments of $11,206 through July of 2015. The balance of the note at December 31, 2013 was $203,883.

In connection with the Tadros acquisition, the Company issued a 6.25% note payable in the amount of $100,000 to the seller. The note requires monthly payments of $8,618 through December of 2014. The balance of the note at December 31, 2013 was $100,000.

In December 2012 the Company issued notes which resulted in the recording of a debt discount and an original issue discount totaling $195,333 that was to be amortized through the notes maturity date of May 31, 2013. During the year ended December 31, 2013 the notes were repaid and the entire $195,333 was amortized to interest expense.

During the year ended December 31, 2013 the Company repaid a total of $2,163,031 of principal on outstanding notes and $144,926 of accrued interest to holders of the Company’s notes in accordance with various settlement agreements. In instance where settlement agreements resulted in payments that differed from the previously recorded amounts, the Company accounted for the difference as a gain or loss on settlement of debt. Accordingly, the Company recorded a Gain on Settlement of Debt of $14,515. In addition, on January 2, 2013 the Company issued 63,145 shares of the Company’s common stock to an investor in lieu of payment of $7,265 of interest on a note that had accrued to that date. The shares were valued at $0.115 per share which was the fair value based on the quoted trading price on the date of issuance.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

As of December 31, 2013, the required principal payments of long-term debt for each of the following five years are as follows:

2014	$5,036,268
2015	3,201,069
2016	5,087,521
2017	5,561,253
2018	1,756,563
Total	$20,642,674

6. LOANS RECEIVABLE – RELATED PARTY

The Company has paid amounts totaling approximately $128,000 at December 31, 2013 that are obligations of sellers in the AAR Acquisition. Additionally, the Company has advanced amounts totaling approximately $157,000 to an entity that it provides dental practice management services. The Company has established an allowance in the amount of approximately $146,000 at December 31, 2013 related to these amounts.

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

In the second agreement, the Company retained Wellington Shields as the exclusive placement agent and financial advisor to the Company in connection with a Private Placement transaction up to $15 million. Wellington Shields will be compensated as follows: (a) a success fee of 8% of gross proceeds of a successful placement; (b) non-callable warrants equal to 8% of the aggregate number of securities sold in the placement (“Placement Agent Warrants”). These warrants shall have a purchase price equal to 110% of the implied price per share of the Placement and shall be exercisable for a period of five years after the closing of the Placement. Wellington Shields will also be entitled to 8% compensation resulting from any cash generated by the Company upon exercise of warrants by investors introduced to the Company by Wellington Shields; (c) placement fee of 10% for any bridge loan or short term capital during the term of the agreement including 10% warrant coverage for investors introduced to the Company by Wellington Shields or a 3% fee plus 3% warrant coverage for any short term loans obtained by the Company for investors located by someone other than Wellington Shields; (d) expenses incurred by Wellington Shields after prior approval from the Company is obtained. The Agreement shall terminate at the close of business on June 30, 2012, but will continue unless cancelled by 30 days written notice. As of the date of this report, no cancellation notice has been delivered or received. The Company is obligated to pay the fees indicated herein for a period of 12 months after termination of the agreement for any transactions completed by the Company with parties introduced to the Company by Wellington Shields. In addition, if the Company closes a placement or transaction during the term, or for a period of 24 months commencing the later of (i) the date of the closing of the placement or (ii) the date of the closing of any transaction, Wellington shall have a preferential right whereby the Company will offer Wellington the first opportunity to provide any financing arrangements to the Company. This agreement is still in effect at the date of this report. During 2013 Wellington Shields earned and was paid $1.2 million and 4,680,581 warrants under this agreement.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Lender Contingency - Under an October 1, 2010 secured promissory note, a lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days (maximum of 4 issuances) that any amount is outstanding. The final set of shares were issued under this agreement and recorded as of January 24, 2012. The note issued on April 25, 2013 for $998,666 contains the same 1% equity provision; however, calculation of the penalty period will not be in effect until 120 days after April 25, 2014.

Management Agreement - The Company has management contracts with four key members of management with lengths ranging from one to three years. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of approximately $892,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition, the contracts have Equity Participation clauses whereby the employees have been awarded a total of 2,000,000 shares of restricted stock that will be distributed to the employees in equal installments over periods ranging from two to five years.

Penalty Contingency - Certain penalty and other ongoing warrant issuances are due under various note agreements. These continuing warrant grants will continue to be expensed at fair value in future periods and may cause dilution to current shareholders if such warrants are exercised.

Leases

Office leases

Our new subsidiary in Florida leases office space for their headquarters (Clearwater, FL) and for the Practices. The leases expire at various times through 2023. Rent expense was approximately $1,360,000 and $23,000 for 2013 and 2012, respectively.

Future minimum lease payments as of December 31, 2013 are as follows:

Amount
2014	$1,860,000
2015	1,539,000
2016	1,108,000
2017	824,000
2018	667,000
Thereafter	1,845,000
Total	$7,843,000

Equipment Leases

The Company also has several leases for its telephone systems related to the Practices that are classified as capital leases. Future payments required under the lease are as follows:

Year ended December 31, 2014	$106,178
Year ended December 31, 2015	90,797
Year ended December 31, 2016	13,892
Year ended December 31, 2017	11,577
Total	222,444
Less amounts representing interest	26,806
Capital lease obligation	195,638
Less current portion	88,778
Long term capital lease obligation	$106,860

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Common Stock - During year ended December 31, 2012 the Company raised $423,500 by agreeing to issue multiple investors a total of 7,770,000 shares of the Company’s common stock at prices of $0.05 and $0.10 per share. Also, during the year ended December 31, 2012 the Company issued 1,450,000 shares to multiple individuals for consulting services rendered for investor relations related matters. These 1,450,000 shares were valued at $0.05, which was the fair market value based on contemporaneous sales to third parties at $0.05 per share and resulted in a charge of $72,500 being recorded as consulting expense.

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

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 33,139 warrants to the note holders during the year ended December 31, 2012. These five year warrants, with an exercise price of $1.89, were valued at $0.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge of $26,181 being recorded in the year ended December 31, 2012.

During the year ended December 31, 2013 the Company issued a total of 1,055,000 shares of restricted common stock to four members of management according to the terms of their employment agreements. The shares, which were issued at various intervals as required in the agreements, were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in each contract. Accordingly, the Company recorded a total of $364,050 as non-cash compensation expense.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

On January 2, 2013 the Company issued 63,145 shares of the Company’s common stock to an investor in payment of $7,265 of interest on a note that had accrued to that date. The shares were valued at $0.115 per share which was the fair value based on the quoted trading price on the date of issuance.

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

In April 2013 the Company raised $105,000 by issuing a total of 525,000 shares of the Company’s common stock to two investors at a price of $0.20 per share.

In May 2013 the Company issued an investor 750,000 share shares of the Company’s commons stock for $150,000. The shares were valued at $0.20 per share.

In December 2013 the Company issued 3,875,968 shares to a related party for $1,000,000 or $0.26 per share.

During 2013 the Company issued shares as follows for services:

Number of Shares	$ per share	Value of shares	Service Received
50,000	$0.39	$19,500	Accounting services
200,000	$0.20	$40,000	Investor related consulting
360,000	$0.50	$180,000	Strategic Consulting
250,000	$0.55	$137,500	Legal services

These transactions were recorded at the quoted trading price on the day of grant of the shares.

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 46,326 warrants to the noteholders during the year ended December 31, 2013. These five year warrants, with an exercise price of $1.89 were valued at $0.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge to Additional Paid in Capital of $36,598 during the year ended December 31, 2013.

The Company issued a total of 9,849,220 as consideration for the OSM acquisition. These shares were valued at $0.39 per share on the closing date for a total of $3,841,196. The Company also issued 124,851 shares at $0.55 per share in payment of loan costs to a third party for work done in conjunction with the acquisition, for a total of $68,668. These transactions were valued at the quoted trading price on the day of issuance.

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

The Company recorded the noncontrolling interest in the amount of $2,067,492 as the estimated fair value. The amount of the Company's net income (loss) allocable to the NCI equity holders is based on the specific performance of their respective operating entity and is distributed to them on a quarterly basis. During the period subsequent to the acquisition, capital contributions in the amount of approximately $103,000 were received from the NCI equity holders and approximately $608,000 of net income was allocated and is distributable to the NCI equity holders.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Additionally, during 2013 the Company acquired the noncontrolling interest of one of the entities. This was accomplished through the issuance of a note payable and cash to the holder of the noncontrolling interest in the amount of approximately $283,000. This resulted in a loss of approximately $7,000 which was charged to additional paid in capital.

9. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the year ended December 31, 2013, during which the Company reported a net loss, 11,366,417 warrants and 1,521,274 shares issuable under conversion features of non-contingent convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive. For the year ended December 31, 2012, during which the Company reported a net loss, 652,107 warrants and 1,338,649 shares issuable under conversion features of convertible notes and 144,416 shares issuable under common stock rights were excluded from the diluted loss per share computation as their effect would be anti-dilutive These common stock equivalents may dilute future earnings per share.

10. WARRANTS FOR COMMON STOCK AND WARRANT LIABILITY

At December 31, 2013 and 2012, the Company’s warrant liabilities had a fair value of approximately $4.5 million and $0, respectively.

The fair value for warrants issued during the year ended December 31, 2013 was estimated at the date of issuance and the reevaluation dates according to the following range of assumptions:

Estimated fair value of underlying common stock	$0.20 - $0.53
Exercise price	$0.22 - $1.01
Expected life (years)	4.8 - 10
Risk-free interest rate	2.52%
Expected volatility	295%
Dividend yield	0%

The activity in the warrant liability (a Level 3 classification in the fair value hierarchy) for the year ended December 31, 2013 is as follows:

Warrant liability-December 31, 2012	$-
Additional liability due to new grants	2,579,460
Loss on changes in fair market value	1,872,548
Warrant liability-December 31, 2013	$4,452,008

Changes in the fair market value of these warrant liabilities resulted in a loss totaling $1,872,548 for the year ended December 31, 2013.

The Black-Scholes pricing model was developed for use in estimating the fair value of options and warrants and is dependent on the input of subjective assumptions. While the Company believes these estimates to be reasonable, the warrant expense recorded would increase if a higher volatility was used, or if the expected dividend yield increased.

Warrants without ratchet provisions:

During the year ended December 31, 2013 a total of 46,326 warrants were issued under a continuation agreement according to the factors calculated at the time of inception. The expense and credit to additional paid-in capital for the year ended December 31, 2013 was $36,598.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

In connection with the term loans during 2013, 5,987,340 five-year warrants were issued to the lenders with an exercise price of $.01. This was below the Company’s common stock market price and had a fair value at issuance of approximately $1,494,000, which was recorded as a debt discount to be amortized over the five-year loan term. These warrants have a put option that allows the holder to receive a cash payment of the value of the warrants (a minimum of $.011 or the market price) less the exercise price of $.01, upon the two year anniversary, event of default or the change in control date. As a result of this provision the warrants are treated as a liability and are re-measured at each reporting period.

A summary of the Company’s warrant activity for warrants without ratchet provisions for the year ended December 31, 2013 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	652,170	$1.89	3.83
Issued or Issuable	6,033,666	$.02
Cancelled or Expired	-	-
Exercised	-	-
Outstanding at end of period	6,685,836	$.14	9.10
Exercisable at end of period	6,685,836	$.14	9.10

At December 31, 2013 the intrinsic value of the outstanding warrants was approximately $2.6 million

Warrants with ratchet provisions:

The Company issued five-year warrants during 2013 to purchase 4,680,581 shares of common stock, exercisable at a weighted average of $0.26 per share, to a loan placement agent. The warrants stipulate that if the Company issues any additional shares of common stock at a price per share less than the warrant exercise price, then the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued.

Due to these ratchet provisions, the Company treats the warrants as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging”. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock.

Since these warrants were issued in connection with the term loan described in Note 5, they were recorded as loan issuance costs in the amount of $1,085,844 to be amortized over the five year loan term on the interest method.

A summary of the Company’s warrant activity for warrants with ratchet provisions for the year ended December 31, 2013 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	-	$-
Issued or Issuable	4,680,581	.26	4.43
Exercised	-	-
Canceled or expired	-	-
Addition due to ratchet trigger
Outstanding at end of period	4,680,581	$.26	4.43
Exercisable at end of period	4,680,581	$.26	4.43

At December 31, 2013 the intrinsic value of the outstanding ratchet warrants was approximately $880,000.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

11. PURCHASE AGREEMENT

In July 2011 the Company entered into a Stock Purchase Agreement to purchase 49% of Scalix, Inc., a Delaware Corporation from Xandros, Inc., a Delaware Corporation. As part of the agreement, the Company provided a $100,000 cash deposit. The purchase has not been consummated and in 2012 the Company recorded a $100,000 Allowance for Uncollectible Deposit due to the possibility that the deposit would not be recovered. In March 2013 the Company concluded that the deposit was uncollectible and wrote off the deposit against the allowance. There was no effect to the financial statements for the year ended December 31, 2013 as the expense was recorded when the allowance was established in 2012.

12. INCOME TAXES

From September 18, 2006 (inception) to the recapitalization date of October 25, 2010, the Company was treated as a partnership for federal Income tax purposes. The corporate tax benefits of its losses were passed through to its owners and the Company did not have any income tax expense or benefit. Starting October 25, 2010 the Company became subject to paying income tax. There was no income tax expense from October 25, 2010 to December 31, 2012 or for the year ended December 31, 2013 due to the Company's net losses.

The blended Federal and State tax rate of 37.63% applies to loss before taxes. The Company's tax expense differs from the “expected” tax expense for federal income tax purposes for the years ended December 31, 2013 and 2012 (computed by applying the United States Federal Corporate tax rate of 34% to net loss before taxes), as follows:

	2013	2012
Computed “expected” tax benefit	$(2,936,835)	$(652,265)
State income tax	(314,646)	(69,639)
Non-deductible expenses	14,915	7,656
Warrant revaluation	704,640	-
Income (loss) of non-taxable entities	(10,261)	817
Change in deferred tax asset valuation allowance	2,542,187	713,431
	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are follows at December 31, 2013 and 2012:

	2013	2012
Net operating loss carryforward	$3,373,189	$1,487,087
Gain on foreign currency exchange rates	1,170	(1,425)
Warrants	-	108,451
Other accrued liabilities	1,653,492	173,334
Intangible assets	(3,745,081)	-
Bad debt allowance	87,584	-
Start up costs	767,878	-
Fixed assets	24,679	-
Less valuation allowance	(4,309,634)	1,767,447)
Net deferred tax liability	$2,146,723)	$-

The valuation allowance at December 31, 2013 was $4,309,634. The increase in 2013 was $2,542,187. The Company has a net operating loss carry forward of approximately $9.0 million available to offset future U.S. net income over 20 years through 2033.

The utilization of the net operating loss carry forwards is dependent upon the ability of the Company to generate sufficient taxable income during the carry forward period.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2013, tax years 2012, 2011 and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

13. RELATED PARTY TRANSACTIONS

Related party transactions and balances include Loans Receivable (See Note 6), Notes Payable (See Note 5), Consultant Liability (See Note 3) and certain equity transactions (See Note 8).

14. cONCENTRATIONS

Credit Risk - The Company’s cash equivalents typically consist of demand deposits. Cash equivalent balances may, at certain times, exceed federally insured limits.

Geographic Concentration - The Company's dental practice locations are concentrated in Florida and Arizona.

15. Subsequent Events

On February 12, 2014 the Company issued 450,450 shares of common stock to a related party for $100,000, or $.22 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures. Our Chief Executive Officer, and our acting Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and acting Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP).

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

As of December 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2013:

•	Segregation of duties in the handling of cash, cash receipt, and cash disbursement was not formalized. The Company is working on formalizing the required procedures
•	Timeliness of closing the books. The Company has implemented improved closing routines that are more efficient and will result in closings on a more timely basis.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting in 2013 and have been addressed as of the filing of this document. On August 1, 2013 the Company appointed three outside directors and the CEO remained as the only Director/Officer on the Board. The Board further appointed an audit, compensation, governance and acquisitions committees chaired by outside directors.

(c)  Changes in internal control. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules13a-15 or 15d-15 under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our Directors and Chief Executive Officer as of the date of this filing. There are no other persons who can be classified as a promoter or controlling person of us.

Name	Age	Position

Leif Andersen	58	President, Chief Executive Officer and Director

Larry C. Colton	65	Chief Financial Officer

Jeffery L. Carrier	62	Director

W. David Tompkins	50	Director

Joel Fedder	81	Director

Dennis Buchman	61	Director

Mr. Leif Andersen was appointed as a Director of the Company effective September 23, 2010 and as the President and Chief Executive Officer of the Company on October 25, 2010. On August 1, 2013 Mr. Andersen was appointed Chairman of the Board.  Mr. Andersen has been the managing member of Sebring Software, LLC, a Florida limited liability since its inception in November of 2006.   From 1987 to August 2006, Mr. Andersen was the President of Vermax, Inc., a Utah corporation that manufactured bathroom fixtures.  Mr. Andersen was born in Norway, was raised in Brazil and has worked in a number of western countries. Mr. Andersen studied Chemical Engineering at the Norwegian Institute of Technology from 1975-1979.  Subsequently, he has led companies in the hospitality industry, building materials, management consulting, high technology and energy markets.  Mr. Andersen began his business career with the Donovan Companies, St. Paul, Minnesota, USA.  While at Donovan he was involved with the distribution of propane, natural gas, coal mining and other ventures. In addition Mr. Andersen was engaged in cogeneration projects and introducing new technology into natural gas air conditioning systems manufactured by Yazaki in Japan.  Mr. Andersen has been the CEO of 4 start ups and led companies with as many as 460 employees. Mr. Andersen served as liaison for the Norwegian Olympic Committee, was appointed and served as the Salt Lake City, Utah Consul for the Kingdom of Norway from 1995 to 2004 and was made a Knight of the First Order by His Majesty King Harald V in 2002.

On February 28, 2014 Allan Barberio resigned as Chief Financial Officer and Larry C. Colton was appointed to the position. Mr. Colton previously served as Vice President of Finance for Sebring since September 16, 2013. Mr. Colton has over 30 years experience in the accounting and finance field and has held a variety of positions in several industries including five years as CFO for a publicly traded company in the automotive claims industry from 2005-2010. Prior to that Mr. Colton was Vice President of an asset management division of a financial services firm. Mr. Colton holds a B.S. degree in Business Administration from Elmhurst College, Illinois and an MBA from Northern Illinois University.

On August 1, 2013 Jeffery L. Carrier was appointed to the Board of Directors. Mr. Carrier is a Florida CPA and received a B.S. degree in accounting from Florida State University in 1973. Since that time, Mr. Carrier worked for a “Big 4” accounting firm from 1973-1978, served as CFO of publicly traded companies listed on the NYSE and NASDAQ stock markets from 1978-1984, acted as a financial sector expert providing expert witness testimony in US Courts from 1984 to the present, founded and managed a large financial institution outsourcing and consulting firm from 1984-2003, worked as a subject matter technical expert for the International Monetary Fund since 2003, and served as a Bank Board member and Audit Committee Chairman of a publicly traded financial institution since 2003. Mr. Carrier will serve as chair of the Company’s Audit Committee and will serve on the Company’s Acquisition, Compensation and Corporate Governance Committees.

On August 1, 2013 W.David Tompkins, Jr. was appointed to the Board of Directors. Mr. Tompkins received a B.S. degree in mechanical engineering from the United States Military Academy at Westpoint in 1985 and an MBA from the Stanford Graduate School of Business in 1992. Since that time, he has held various executive positions in San Francisco including Accenture; Vice President of Sales and Marketing at i2 Technologies; and Chief Operating Officer at WorldChain, Inc. He then moved to Louisville, Kentucky to serve as Chief Marketing Officer for Churchill Downs, Inc. and currently serves as a Founding Partner of an Atlanta-based startup, LiveTech, LLC. Mr. Tompkins will serve as Chair of the Company’s Compensation Committee and will serve on the Company’s Acquisition, Audit and Corporate Governance Committees.

On August 1, 2013 Joel D. Fedder was appointed to the Board of Directors. Mr. Fedder received a B.A. degree in economics from Goddard College, An AA Degree in accounting from Johns Hopkins University and a JD degree from the University of Maryland School of Law. Mr. Fedder is currently “Of Counsel” to the law firm of Fedder & Garten, P.A., where he practiced Tax and Corporate law for over 20 years, and is Chairman of the Board of The Fedder Company and Fedder Management Corporation, real estate development and management companies, respectively. Mr. Fedder previously served on the Board of Directors of DMW, Inc. and on the Advisory Board of the Columbia Bank of Maryland, The Sheppard and Enoch Pratt Health Systems, Inc., North Arundel Hospital, The United Way of Central Maryland, the American Heart Association, Maryland affiliate, and The Marie Selby Botanical Gardens, where he was Treasurer and Chair of the Investment and Science Committees. Mr. Fedder currently serves on the Board of Directors of The Sarasota/Manatee Jewish Federation, Inc. serves on the Board of Trustees of the Sarasota Opera Company, serves on the National Summit Council of The Sierra Club, serves on the Board of Visitors of the University of Maryland School of Law, and is a member of the National Association of Corporate Directors. Mr. Fedder will serve as Chair of the Company’s Corporate Governance Committee and will serve on the Company’s Acquisition, Compensation, and Audit Committees.

On August 1, 2013 Dr. Dennis Buchman was appointed to the Board of Directors. Dr. Buchman received his M.S. Degree from West Virginia University in 1979. Since that time, Dr. Buchman has worked in private orthodontic practice. Dr. Buchman was one of the founding doctors of ACA, Inc., a public company, where he served as an Executive Vice President and board member until 2006. Since that time he has served as a partner at A&D Orthodontic Management Corporation and Orthodontic Specialists Management. Dr. Buchman will serve as Chair of the Company’s Acquisition Committee and will serve on the Company’s Compensation, Audit and Corporate Governance Committees.

Our Directors and any additional Directors we may appoint in the future are elected annually and will hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining Directors.

Involvement in Certain Legal Proceedings

Our Directors and executive officers have not been involved in any legal proceedings as indicated below during the past ten years.

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

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

Board of Directors Meetings and Independence

During 2013, the Board held five (5) meetings. Each of the directors attended all five meetings. Three of the Company’s five members of the Board of Directors are considered to be independent.

Committees of the Board

The Company has an Audit Committee, Compensation Committee, Corporate Governance Committee and Acquisition Committee. During 2013 each committee held five (5) meetings. All committee members attended all of the meetings. The Company does not currently have a Nominating Committee. The entire board of directors acts as the Nominating Committee.

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

The Audit Committee is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Audit Committee and the Board of Directors reviews the Company's internal accounting controls, practices and policies.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table:

The table below sets forth, for our last two fiscal years, the compensation earned by our officers and directors.

Name and			Deferred		Stock	Option	All Other
Principal Position		Salary	Compensation	Bonus	Awards(4)	Awards	Compensation

Leif Andersen	2013	$361,111	$-	$-	$-	$-	$708,706	(1)
CEO and Director	2012	$116,291	$-	$-	$-	$-	$1,600	(2)

Allan Barberio	2013	$146,333	$-	$-	$194,750	$-	$-
CFO	2012	$-	$-	$-	$-	$-	$-

L Michael Andersen	2013	$180,555	$-	$-	$155,000	$-	$207,872	(3)
VP-Operations	2012	$-	$-	$-	$-	$-	$-

Alan Shoopak	2013	$115,380	$-	$-	$-	$-	$-
VP-Bus. Development	2012	$-	$-	$-	$-	$-	$-

Notes:

(1)	This represents an amount paid to Mr. Andersen for cumulative compensation owed to him and accrued for the aggregate differential from his employment contract amounts versus the compensation he has actually received
(2)	This amount represents fringe benefits that were taken as compensation by Mr. Andersen
(3)	This represents an amount paid to Mr. Andersen for compensation owed to him for the aggregate differential from his employment contract amounts versus the compensation he has actually received
(4)	This represents the value of stock issued to Mr. Andersen and Mr. Barberio according to the terms of their employment agreements.

Employment Agreements

Mr. Leif Andersen and Sebring entered into a Management Employment Agreement (the “Employment Agreement”) effective January 1, 2013.  Pursuant to the Employment Agreement, Mr. Andersen agreed to serve as the Chief Executive Officer and President of Sebring for a term of 36 months, provided that the Employment Agreement is automatically renewed if not terminated with thirty days prior notice.  Pursuant to the Employment Agreement, Mr. Andersen is to receive a salary of $361,111 per year, a Company provided automobile or an $800 per month auto allowance at Mr. Andersen’s discretion as well as bonuses as determined by the Board of Directors.

Mr. Andersen’s Employment Agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “Cause” as defined in the agreement or by Mr. Andersen for “Good Reason” as defined in the agreement.  In the event the Employment Agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring.

Mr. Andersen’s Employment Agreement includes a non-compete clause, whereby Mr. Andersen agreed not to compete with Sebring for a period of two years following the termination of the Employment Agreement.

The Company entered into a two-year Management Employment Agreement effective April 25, 2013 with Allan Barberio whereas Mr. Barberio became the Chief Financial Officer. Mr. Barberio will receive a salary of $150,000 and has an equity participation clause whereby he will receive stock awards over the term of his agreement. Mr. Barberio’s Employment Agreement can be terminated by Mr. Barberio at any time with thirty days written notice by Sebring with five days written notice; or at any time by Sebring for “Cause” as defined in the agreement or Mr. Barberio for “Good Reason” as defined in the agreement.  In the event the Employment Agreement is terminated by the Company without Cause or by Mr. Barberio for Good Reason, Mr. Barberio is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Barberio’s entry into a release satisfactory to Sebring.

The Company entered into a Management Employment Agreement (the “Employment Agreement”) with Mr. L. Michael Andersen effective January 1, 2013.  Pursuant to the Employment Agreement, Mr. Andersen agreed to serve as the Vice President of Operations of Sebring for a term of 36 months, provided that the Employment Agreement is automatically renewed if not terminated with thirty days prior notice.  Pursuant to the Employment Agreement, Mr. Andersen is to receive a salary of $180,555 per year,, a Company provided automobile or an $800 per month auto allowance at Mr. Andersen’s discretion as well as bonuses as determined by the Board of Directors. Mr. Andersen also has an equity participation clause whereby he will receive stock awards over the first two years of his agreement.

Mr. Andersen’s Employment Agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “Cause” as defined in the agreement or by Mr. Andersen for “Good Reason” as defined in the agreement.  In the event the Employment Agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring.

Mr. Andersen’s Employment Agreement includes a non-compete clause, whereby Mr. Andersen agreed not to compete with Sebring for a period of two years following the termination of the Employment Agreement.

The Company entered into an Employment Agreement with Dr. Alan D. Shoopak to serve in the position of Clinical Director and to render dentistry services from time to time. In addition, Dr. Shoopak will serve in the capacity of Vice President of Business Development. The agreement has an initial term of three years. Dr. Shoopak will receive an annual salary under this agreement of $200,000 per year. The agreement will automatically renew for successive two year periods unless terminated by the parties. Either party may terminate the agreement at any time with ninety days written notice. The obligations of the Company cease on the last day of employment. Dr. Shoopak’s Employment Agreement includes a non-compete clause for a period of two years following termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of Common Stock as of December 31, 2013, by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of Common Stock based on 66,687,188 shares of common stock, $0.0001 par value per share, outstanding (which number includes 118,750 shares which have not been physically issued to date), but have been included in the number of issued and outstanding shares disclosed throughout this report, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of December 31, 2013.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Leif Andersen (1) Chief Executive Officer and Director Sebring Software 1400 Cattlemen Rd, Suite D Sarasota, Florida 34232	14,538,768	21.8%
Joel Fedder (2) 3590 Mistletoe Lane Long Boat Key, FL 34228	7,339,991	11.0%
Lester Petracca c/o Triangle Equities 30-56 Whitestone Expressway Whitestone, NY 11354	4,447,991	6.7%
Galileo Asset Mgmt Avenue De Gratta-Paille 2 Geneve Switzerland	3,700,343	5.6%
Always Partners, LLP(3) 14564 Eagle Point Dr Clearwater, FL 33762	4,924,610	7.4%
Dennis Buchman(4) 241 Royal Tern Road N Ponte Vedra Beach, FL 32082	9,800,578	14.7%
Jeffery Carrier (5) 2614 Tamiami Trail N-Ste 712 Long Boat Key, FL 34228	1,250,000	1.9%
L. Michael Andersen (6) 12704 Stone Ridge Place Lakewood Ranch, FL 34202	500,000	.8%
Larry Colton (7) 6208 Imperial Key Tampa, FL 34238	20,000	.0%

All Officers and Directors as a Group (7 persons)	37,779,030	56.7%

(1)	Mr. Andersen holds 14,538,768 shares of the Company’s common stock through Thor Nor, LLC, an entity which he controls. Includes 304,654 shares issuable in connection with the conversion of an outstanding convertible promissory note and accrued interest held by Thor Nor, LLC, in the amount of $275,638, which has a conversion rate of $1.72 per share. Does not include any warrants due to Thor Nor, LLC in connection with the $275,638 of Convertible Notes held by it, as such warrants have not been granted to date.
24

(2)	Includes 290,263 shares issuable in connection with the conversion of an outstanding convertible promissory notes and accrued interest in the aggregate amount of $340,000, which has a conversion rate of $1.72 per share. Does not include any warrants due to Fedder in connection with the $340,000 of Convertible Notes , as such warrants have not been granted to date.
(3)	Consists of 4,924,610 acquired as a result of the merger.
(4)	Consists of 4,924,610 acquired as a result of the merger and 4,875,968 acquired through stock purchases.
(5)	Acquired through stock purchases
(6)	Issued pursuant to terms of his employment agreement
(7)	Issued pursuant to terms of his employment agreement

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. Leif Andersen and Sebring entered into a Management Employment Agreement (the “Employment Agreement”) effective January 1, 2013.  Pursuant to the Employment Agreement, Mr. Andersen agreed to serve as the Chief Executive Officer and President of Sebring for a term of 36 months, provided that the Employment Agreement is automatically renewed if not terminated with thirty days prior notice.  Pursuant to the Employment Agreement, Mr. Andersen is to receive a salary of $361,111 per year; a Company provided automobile or an $800 per month auto allowance at Mr. Andersen’s discretion as well as bonuses as determined by the Board of Directors.

Mr. Andersen’s Employment Agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “Cause” as defined in the agreement or by Mr. Andersen for “Good Reason” as defined in the agreement.  In the event the Employment Agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring. Mr. Andersen’s Employment Agreement includes a non-compete clause, whereby Mr. Andersen agreed not to compete with Sebring for a period of two years following the termination of the Employment Agreement.

The Company entered into a Management Employment Agreement (the “Employment Agreement”) with Mr. L. Michael Andersen effective January 1, 2013.  Pursuant to the Employment Agreement, Mr. Andersen agreed to serve as the Vice President of Operations of Sebring for a term of 36 months, provided that the Employment Agreement is automatically renewed if not terminated with thirty days prior notice.  Pursuant to the Employment Agreement, Mr. Andersen is to receive a salary of $180,555 per year,, a Company provided automobile or an $800 per month auto allowance at Mr. Andersen’s discretion as well as bonuses as determined by the Board of Directors. Mr. Andersen also has an equity participation clause whereby he will receive stock awards over the first two years of his agreement.

Mr. Andersen’s Employment Agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “Cause” as defined in the agreement or by Mr. Andersen for “Good Reason” as defined in the agreement.  In the event the Employment Agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring.

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

	Years Ended December 31,
Category	2013	2012
Audit Fees	$198,000	$45,000
Audit Related Fees	$48,000	$3,000
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit fees:.    Consist of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees:    Consist of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees: Consist of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees:     Other services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

2.1(5)	Exchange and Reorganization Agreement dated as of October 25, 2010

2.2(5)	Spin-Off Agreement by and among Sumotext Incorporated, Tim Miller and Jim Stevenson effective as of October 25, 2010

3.1(1)	Articles of Incorporation

3.2(3)	Certificate of Change Pursuant to NRS 78.209

3.3(7)	Amendment to Articles of Incorporation

3.4(1)	Bylaws

10.1(4)	Securities Purchase Agreement

10.2(4)	Spin-Off Agreement

10.3(5)	Settlement Agreement by and between Lester Petracca and Sebring Software, LLC dated as of October 1, 2010

10.4(5)	Secured Promissory Note issued by Sebring Software, LLC to Lester Petracca dated as of October 1, 2010

10.5(5)	Security Agreement by and between Lester Petracca and Sebring dated as of October 1, 2010

10.6(5)	License Agreement by and between Sebring Software, LLC and Engineering Consulting and Solutions, GMBH dated as of October 22, 2010

10.7(5)	Form of Convertible Promissory Note

10.8(5)	Redemption and Security Agreement by and between Die CON AG and Sebring Software, LLC dated as of October 22, 2010

10.9(5)	Redemption Note issued by Sebring Software, LLC to Die CON AG dated as of October 22, 2010

10.10(5)	Employment Agreement by and between Leif Andersen and Sebring Software, LLC dated as of June 3, 2008

10.11(5)	Resignation letter to Sumotext Incorporated from Tim Miller

10.12(6)	Employment Agreement by and between John J. Sauickie and Sebring Software, LLC dated as of June 3, 2008

10.13(6)	Employment Agreement by and between L. Michael Andersen and Sebring Software, LLC dated as of June 3, 2008

10.14(6)	Letter Agreement by and between Sebring Software, LLC and New World Merchant Partners dated as of August 2, 2010

10.15(6)	Letter Agreement by and between Sebring Software, LLC and Abraxis Financial dated as of August 1, 2010

10.16(6)	Investment Advisory Agreement by and between Sebring Software, LLC and Galileo Asset Management, SA dated as of April 5, 2007

10.19(6)	Description of oral agreement between Sebring Software, LLC and Howard and Company regarding real property lease of Company’s headquarters

10.20 (8)	Investment Advisory Agreement by and between Sebring Software, LLC and Wellington Shields for private placement dated January 27, 2012

10.21(8)	Agreement with respect to a public offering by and between Sebring Software, LLC and Wellington Shields dated January 27, 2012

10.22(9)	Agreement of Plan of Merger with OSM dated April 25, 2013

10.23(9)	Asset Purchase Agreement of AAR dated April 25, 2013

10.24(9)	Loan and Security Agreement dated April 25, 2013

10.25(9)	Consulting Agreement with Alan D. Shoopak dated April 25, 2013

10.26(9)	Consulting Agreement with Dennis J.L. Buchman dated April 25, 2013

10.27(9)	Asset Purchase Agreement of AAR dated April 25, 2013

10.28(*)	Employment Agreement with Mr. Leif Andersen dated January 1, 2013

10.29(*)	Employment Agreement with Mr. L. Michael Andersen dated January 1, 2013

10.30(10)	Employment Agreement with Larry C. Colton dated January 1, 2014

16.1(2)	Letter from M & K CPAS, PLLC

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as Exhibit to the Company’s Report on Form 10-K, filed with the Commission on December 14, 2010.

(8) Filed as Exhibit to the Company’s Report on Form 10-K, filed with the Commission on March 30, 2012.

(9) Filed as Exhibit to the Company’s Report on Form 8-K, filed with the Commission on May 16, 2013 and incorporated herein by reference.

(10) Filed as Exhibit to the Company’s Report on Form 8-K, filed with the Commission on March 31, 2014 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEBRING SOFTWARE, INC.

Date: March 31, 2014	By:	/s/ Leif Andersen
Leif Andersen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leif Andersen	President, Chief Executive Officer and	March 31, 2014
Leif Andersen	Director

/s/ Jeffery L. Carrier	Director	March 31, 2014
Jeffery L. Carrier

/s/ W. David Tompkins	Director	March 31, 2014
W. David Tompkins

/s/ Joel Fedder	Director	March 31, 2014
Joel Fedder

/s/ Dennis Buchman	Director	March 31, 2014
Dennis Buchman

