Form 10-Q
period 2014-03-31
Sebring Software, Inc.
filed 2014-05-14
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014 the registrant had 68,486,327 shares of common stock, $0.0001 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$532,392	$1,825,510
Patient Receivables, net of $267,607 allowance for doubtful accounts at both March 31, 2014 and December 31, 2013	335,897	229,701
Prepaid expense	118,761	156,563
Total current assets	987,050	2,211,774

Fixed Assets
Furniture, equipment and vehicles, net	3,422,508	3,703,771
Total Fixed Assets	3,422,508	3,703,771

Other Assets
Loans receivable - related parties, net of allowance of $146,844 at both March 31, 2014 and December 31, 2013	240,860	139,345
Customer relationship value, net of $1,434,789 and $1,047,618 accumulated amortization at March 31, 2014 and December 31, 2013, respectively.	15,495,348	16,057,324
Loan costs, net of $639,584 and $426,200 accumulated amortization at March 31, 2014 and December 31, 2013, respectively.	3,602,271	3,815,655
Goodwill	4,820,870	4,820,870
Deposits	30,178	20,644
Total Other Assets	24,189,527	24,853,838

Total assets	$28,599,085	$30,769,383

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,053,477	$868,797
Accrued liabilities	1,463,942	2,345,888
Accrued payroll related liabilities	592,993	549,557
Accrued interest payable	1,920,991	1,656,700
Warrant liability	3,293,988	4,452,008
Deferred revenue	3,160,187	2,736,750
Current portion notes payable and convertible notes payable, net of debt discount	4,103,067	4,011,667
Current portion notes payable and convertible notes payable-related parties	1,005,190	1,024,596
Current portion of lease obligations	92,778	88,778
Current portion of consultant liability	701,256	655,128
Total current liabilities	17,387,869	18,389,869

Lease obligation, net of current portion	90,739	106,860
Consultant liability, net of current portion	2,642,711	2,865,983
Deferred tax liability	2,146,723	2,146,723
Notes payable and convertible notes payable, net of current portion and debt discount	11,421,229	11,760,680
Notes payable and convertible notes payable, net of current portion-related parties	2,506,325	2,555,071
Total liabilities	36,195,596	37,825,186

Commitments and contingencies (Note 6)

EQUITY (DEFICIT)
Sebring Software, Inc. stockholders' equity (deficit)
Preferred stock, 0.0001 par value, 10,000 authorized, none issued and outstanding
Common stock issued and to be issued, 0.0001 par value, 1,100,000,000 shares authorized, 67,323,536 and 66,687,189 shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively	6,732	6,668
Additional paid in capital	8,634,530	8,435,264
Accumulated deficit	(18,172,229)	(17,392,352)
Total Sebring Software, Inc. stockholders' equity (deficit)	(9,530,967)	(8,950,420)
Noncontrolling interest	1,934,456	1,894,617
Total equity (deficit)	(7,596,511)	(7,055,803)
Total liabilities and equity (deficit)	$28,599,085	$30,769,383

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31
	2014	2013

Net dental practice revenue	$5,115,415	$-

Operating expenses:
Direct dental expenses - compensation	2,498,806	-
Direct dental expenses - other	1,444,683	-
Indirect dental expenses	958,050	-
Corporate compensation and benefits	253,580	163,764
General & administrative expenses	951,753	100,344
Total operating expense	6,106,872	264,108
Loss from operations	(991,457)	(264,108)

Other income (expense):
Gain on warrant liability	1,158,020	-
Gain on foreign currency transactions	299	5,009
Other income	36,093	-
Interest expense	(853,202)	(273,272)
Total other income (expense), net	341,210	(268,263)
Net loss	(650,247)	(532,371)
Add: Net income (loss) attributable to the noncontrolling interest	(129,630)	-
Net loss attributable to Sebring Software, Inc.'s common stock	$(779,877)	$(532,371)

Net loss per share attributable to Sebring Software Inc.'s common stock - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding-Basic and Diluted	67,016,712	49,433,341

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc.
Statement of Changes in Equity (Deficit)
For the Three Months Ended March 31, 2014
(unaudited)

	Common Stock				Total	Non-	Total
	issued or to be issued		Additional	Accumulated	Stockholders'	Controlling	Equity
	Shares	Amount	Paid-in-capital	Deficit	Deficit	Interest	(Deficit)

Balance - December 31, 2013	66,687,189	6,668	8,435,264	(17,392,352)	(8,950,420)	1,894,617	(7,055,803)

Common stock issued for compensation	248,750	25	91,163	-	91,188	-	91,188

Issuance of penalty warrants on notes payable	-	-	8,142	-	8,142	-	8,142

Sale of common stock	387,597	39	99,961	-	100,000	-	100,000

Payment received - Note receivable - non controlling interest	-	-	-	-	-	39,839	39,839

Net loss attributable to non-controlling interest	-	-	-	-	-	(129,630)	(129,630)

Net loss for the period	-	-	-	(779,877)	(779,877)	129,630	(650,247)

Balance - March 31, 2014	67,323,536	6,732	8,634,530	(18,172,229)	(9,530,967)	1,934,456	(7,596,511)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
	2014	2013

Cash flows from operating activities:
Net loss attributable to Sebring Software, Inc.	$(779,877)	$(532,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	129,630	-
Depreciation	170,123	7,175
Common stock issued for compensation	91,188	13,750
Gain on warrant liability	(1,158,020)	-
Amortization of loan costs	213,384	-
Amortization of Customer Relationships	561,976	-
Amortization of debt discount	68,396	115,898
Issuance of penalty warrants in conjunction with notes	8,142	6,249
Changes in assets and liabilities:
Non-controlling interest	(129,630)
Prepaid expenses	37,802	(25,000)
Deposits	(9,534)	-
Patient Receivables	(106,196)	-
Accounts payable and accrued liabilities	(697,264)	35,612
Accrued payroll related liabilities	43,436	98,375
Accrued interest payable	264,291	143,788
Deferred revenue	423,437
Net cash used in operating actives	(868,716)	(136,524)
Cash flows from investing activities:
Advances to managed dental practices	(101,515)	-
Proceeds from sale of fixed assets	205,134	-
Purchase of furniture and equipment	(93,996)	-
Net cash provided by investing activities	9,623	-
Cash flows from financing activities:
Payment of consultant liability	(177,144)	-
Proceeds from issuance of common of stock	100,000	87,000
Contributions of NCI equity holders	39,839	-
Payment of lease obligation	(12,121)	-
Repayment of notes payable	(384,599)	(9,135)
Proceeds (used in) provided by financing activities	(434,025)	77,865
Net decrease in cash	(1,293,118)	(58,659)
Cash, beginning of period	1,825,510	84,073
Cash, end of period	$532,392	$25,414
Supplemental Cash Flow Information:
Interest paid	$503,203	$-
Taxes paid	$-	$-
Supplemental Non-Cash Investing and Financing Activities:
Reclassification of notes to related party notes	$-	$21,920
Common stock issued for accrued interest	$-	$7,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

1. BASIS OF PRESENTATION, NATURE OF BUSINESS AND ORGANIZATION

Basis of Presentation - The accompanying unaudited consolidated financial statements of Sebring Software, Inc. and Subsidiaries ("the Company", "us", "we", "our") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the audited consolidated financial statements and footnotes of the company for the years ending December 31, 2013 and 2012.

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

The Company had been in the development stage through March 31, 2013. However, through the acquisition of dental related operations on April 25, 2013 the Company has operating revenue and is no longer in the development stage.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

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

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the fair value valuation of assets acquired and liabilities assumed in business combinations, valuation of patient receivables, amortization of intangibles value, impairment analysis of long-lived assets and goodwill, valuation of any derivatives or beneficial conversion features on convertible debt, valuation of stock or other equity-based instruments issued for services or settlements and valuation of deferred tax assets and liabilities.

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

Management is continuing its evaluation of the purchase price allocation relating to deferred taxes within the one year measurement period following the acquisition of dental related operations on April 25, 2013.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

Intangible Assets – Intangible assets arise in connection with acquisitions, including the acquisition of management contracts. Intangible assets with finite lives are amortized over their respective useful lives. The Company reviews all intangible assets annually for impairment, or upon occurrence of a trigger event.

Long-Lived Assets - The Company evaluates long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at March 31, 2014 pursuant to current accounting standards.

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

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

At March 31, 2014 and December 31, 2013, the Company’s warrant liabilities had a fair value of $3,293,988 and $4,452,008, respectively. See Note 9 for more information regarding the Company’s warrant liability activity during the period ended March 31, 2014.

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of deferred revenue and other long-term obligations also approximate fair value.

Revenue Recognition - Revenues are earned from dental, primarily orthodontic, services provided to patients in thirty-eight dental facilities in the states of Florida and Arizona. Orthodontic patients agree to a fee structure in advance by signing a written agreement that details the services to be provided and the terms of the payment(s) for services. The services are typically rendered over eighteen to twenty-four months. Revenue is generally recognized over the service period on a straight line basis as the services are provided at a value net of refunds and other adjustments. Amounts collected in excess of amounts earned are deferred.

Liquidity - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company had a net loss of approximately $780,000, net cash used in operations of approximately $868,000 for the three months ended March 31, 2014, a working capital deficit of $16.4 million, stockholders’ deficit of $7.6 million and an accumulated deficit of $18.2 million at March 31, 2014.

These conditions, as well as the conditions noted below, were considered when evaluating the Company’s liquidity and its ability to meet its ongoing obligations. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these circumstances.

In 2013, management acquired or gained financial control of a management company and thirty-eight dental practices in the states of Florida and Arizona. Financial control of these practices is expected to provide material positive cash flow to the Company. Furthermore, approximately $6.5 million of the current liabilities at March 31, 2014 are warrant liabilities and deferred revenue which we believe are unlikely to result in a cash outlay over the next twelve months. However, in order to meet our obligations when they come due, a capital infusion of approximately $2.9 million will be necessary. Management has obtained a commitment from an investor to provide up to $5 million in cash as necessary to fund the Company’s obligations as they come due in 2014.

Foreign Currency Transactions – Gains and losses resulting from foreign currency transactions, which are not material, are included in the statement of operations as other income (expense).

3. Furniture, EQUIPMENT and VEHICLES, net

Furniture, equipment and vehicles consisted of the following:

	March 31, 2014	December 31, 2013
Furniture and fixtures	$457,348	$452,208
Vehicles	96,060	96,060
Dental equipment	2,481,552	2,468,586
Computers and phone systems	751,793	749,017
Leasehold improvements	134,305	134,305
Construction in progress	137,257	269,278
Furniture, equipment and vehicles	4,058,316	4,169,454
Accumulated depreciation	(635,808)	(465,683)
Furniture, equipment and vehicles, net	$3,422,508	$3,703,771

Depreciation expense for the three months ended March 31, 2014 was approximately $170,000. Included above are phone systems under capital leases with a net book value at March 31, 2014 of approximately $184,000.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

4. BORROWINGS

The Company has financed its operations mainly through the issuance of notes and convertible notes payable. Borrowings consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Term Loan	$14,306,250	$14,587,500
Convertible notes payable	5,184,898	5,184,898
Equipment & vehicle notes payable	247,638	282,841
Other notes payable	519,283	587,430
Total borrowings	20,258,069	20,642,669
Less: Debt discount, net of interest amortization	(1,222,258)	(1,290,655)
Total borrowings, net of debt discount	19,035,811	19,352,014
Less: Related party notes payable	(3,511,515)	(3,579,667)
Total borrowings, net of related party notes	15,524,296	15,772,347
Less: Current portion of long term debt	(4,103,067)	(4,011,667)
Notes payable, net of current portion	$11,421,229	$11,760,680

Total related party notes	$3,511,515	$3,579,667
Less: Current portion of related party notes	(1,005,190)	(1,024,596)
Related party notes, net of current portion	$2,506,325	$2,555,071

Term Loan

In 2013, the Company received financing of $15,000,000 for a note with the proceeds used for acquisitions and general working capital. In accordance with the terms of the note, the Company repaid $693,750 of the principal as of March 31, 2014. The $281,250 principal payment that was due on March 31, 2014 was paid on April 4, 2014.

The Company incurred approximately $4.3 million in loan costs consisting of cash in the amount of approximately $3,213,000 (including $250,000 payable no later than May 30, 2014) and approximately 4.7 million five-year warrants issued to a loan placement agent, exercisable at $0.22 per share, which were valued at their fair value of $1,085,000 in conjunction with the Loan Agreement. The loan costs are recorded as debt issue costs to be amortized over the term of the debt. During the quarter ended March 31, 2014, a total of approximately $163,000 was recorded as amortization expense (none during the quarter ended March 31, 2013).

Convertible Notes Payable

Convertible notes payable includes several past due notes totaling approximately $1,355,000 in principal and approximately $905,000 in accrued but unpaid interest which are currently in default subject to notification by the lenders. Also included in convertible notes payable at March 31, 2014 is a restructured note in the amount of $998,666 which the Company had been notified by the lender of default.

No amounts have been recorded relating to stock settled debt, derivatives or beneficial conversion values since all such convertible notes are convertible contingent upon the occurrence of future events under control of the Company.

Approximately $3.2 million of the Convertible Notes Payable are with related parties.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

Equipment And Vehicle Notes Payable

In connection with the April 25, 2013 merger, the Company assumed a note payable in the amount of approximately $160,000. The note bears interest at 5%, requires monthly payments of approximately $7,000 through March 2015. During the year ended December 31, 2013, the Company executed several notes payable to a bank to acquire orthodontic equipment in the aggregate amount of approximately $161,000. These notes bear interest at rates ranging from 3.5% to 7%, are secured by the equipment, and require aggregate monthly payments of approximately $3,300 through 2018. The remaining notes in this category are loans for vehicles purchased in 2013 that mature in 2016 with interest of 3.9%. The notes have monthly principal and interest payments of $1,147. Total amounts owed under equipment and vehicle notes payable at March 31, 2014 and December 31, 2013 was $247,638 and $282,841 respectively.

Other Notes Payable

Other notes payable includes several unsecured past due notes totaling $165,000 in principal at March 31, 2014 and December 31, 2013 with interest payable at rates ranging from 10% to 12%. Although the Company has not made any principal payments as of March 31, 2014, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.

Also included in Other notes payable is a non-interest bearing loan in the amount of $35,000 at March 31, 2014 and December 31, 2013

Other notes payable at March 31, 2014 includes notes issued to related parties as follows:

In connection with the April 25, 2013 merger, the Company assumed a 6.5% note payable in the amount of $120,288 to a holder of a non-controlling interest. The note requires monthly payments of approximately $4,600 through July 2015. The balance of the note at March 31, 2014 and December 31, 2013 was $70,897 and $83,552, respectively.

In the third quarter of 2013, the Company issued a 5.25% note payable in the amount of $254,784 to a holder of a non-controlling interest as part of a transaction to re-acquire the non-controlling interest. The note requires monthly payments of $11,206 through July of 2015. The balance of the Note at March 31, 2014 and December 31, 2013 was $172,804 and $203,883, respectively

In connection with a December 2013 acquisition, the Company issued a 6.25% note payable in the amount of $100,000 to the seller. The note requires monthly payments of $8,618 through December 2014. The balance of the note at March 31, 2014 and December 31, 2013 was $ 75,582 and $100,000, respectively.

5. LOANS RECEIVABLE

The Company has paid amounts totaling approximately $128,000 at March 31, 2014 that are obligations of sellers in the AAR Acquisition. Additionally, the Company has advanced amounts totaling approximately $157,000 to an entity that it provides dental practice management services. The Company has established an allowance in the amount of approximately $146,000 at March 31, 2014 related to these amounts.

6. COMMITMENTS AND CONTINGENCIES

Advisor Agreements - The Company has entered into two agreements with a financial advisor. Under the first agreement, the Advisor has been engaged to act as exclusive underwriter with respect to a potential public offering of the Company’s common stock. The agreement provides for compensation to be earned by the Advisor in the form of a success fee and issuance of warrants based on a percentage of the number of shares sold pursuant to the public offering. The success fee will continue for 18 months after cancellation or expiration of the agreement. The Advisor also receives preferential rights to provide financing arrangements to the Company for any transaction closed by the Company during the term and for a period of one year following cancellation or expiration of the agreement. The agreement expires on September 24, 2014.

Under the second agreement, the Advisor has been retained in connection with a Private Placement transaction. The agreement provides for compensation to be earned by the Advisor in the form of a success fee and issuance of warrants based on a percentage of the aggregate securities sold in the placement. The Company is obligated to pay the fees for any transaction completed during the term of the agreement or for a period of 12 months after termination of the agreement for any transactions completed by the Company with parties introduced by the Advisor. The Advisor has preferential rights to provide financing for any transaction closed during the term of the agreement, or for a period of 24 months after expiration of the agreement. This agreement is still in effect as of the date of this report.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

Lender Contingency - A note issued on April 25, 2013 grants the lender a 1% equity interest on issued and outstanding equity interests for each 120 days (maximum of 4 issuances) that any amount of the note is outstanding. As of March 31, 2014 the note was still outstanding, however this penalty provision will not take effect until 120 days after April 25, 2014.

Management Agreement - The Company has management contracts with five key members of management with lengths ranging from one to three years. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of $1,361,666 per year in base salary and stock compensation as determined by the Board of Directors. In addition, the contracts have Equity Participation clauses whereby the employees have been awarded a total of 1,100,000 shares of restricted stock that will be distributed to the employees in in equal installments over periods ranging from two to five years.

Consultant Liability - As a result of the April 25, 2013 merger the Company entered into consulting agreements with two individuals for an initial period of three (3) years which automatically renew for an additional two (2) years unless otherwise terminated under the terms of the agreements. The amounts payable under the consulting arrangements were deemed to be additional consideration for the merger. These payments were recorded as “consultant liability” at its net present value of $3,932,010 at the acquisition date. As of March 31, 2014, the remaining consultant liability totals approximately $3.3 million. Of this amount, approximately $701,000 is reflected as a current liability at March 31, 2014.

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

Future minimum lease payments for the 12 months ending March 31:

2015	$1,860,000
2016	1,539,000
2017	1,108,000
2018	824,000
2019	627,000
Thereafter	1,245,000
Total	$7,203,000

Equipment Leases

The Company also has leases for software and telephone systems related to the Practices. The software lease is classified as an operating lease and requires monthly payment of approximately $7,000 through February of 2015. The telephone systems lease is classified as a capital lease. Future payments required under the lease are as follows:

Through December 31, 2014	$81,632
Year ended December 31, 2015	93,464
Year ended December 31, 2016	16,559
Year ended December 31, 2017	14,243
Year ended December 31, 2018	2,667
Total	208,565
Less amounts representing interest	(25,048)
Capital lease obligation	183,517
Less current portion	(92,778)
Long term capital lease obligation	$90,739

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

7. EQUITY TRANSACTIONS

During the three months ended March 31, 2014 the Company issued a total of 248,750 shares of common stock to three members of management according to the terms of their employment agreements. The shares, which were issued at various intervals as required in the agreements, were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in each contract. Accordingly, the Company recorded a total of $91,188 as non-cash compensation expense.

In January 2014 the Company received $100,000 for issuing 387,597 shares of the Company’s common stock to an investor and board member for $0.258 per share.

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 10,307 warrants to the noteholders during the three months ended March 31, 2014. These five year warrants, with an exercise price of $1.89 were valued at $.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge to Additional Paid in Capital of $8,142 during the period ended March 31, 2014.

Non-controlling Interest

In connection with the 2013 OSM Agreement and through certain agreements that provide for a nominee shareholder, the Company obtained financial control of certain Practices consisting of eleven entities and thirty one locations. Five of these entities (thirteen locations) have equity owners that have not pledged their equity interests to the Company through the nominee shareholder. These non-controlling interests range from 40% to 50%. These interests have been classified as non-controlling interests in the accompanying consolidated financial statements.

The Company recorded the noncontrolling interest in the amount of $2,067,492 as the estimated fair value. The amount of the Company's net income (loss) allocable to the NCI equity holders is based on the specific performance of their respective operating entity and is distributed to them on a quarterly basis. During the three months ended March 31, 2014 capital contributions in the amount of approximately $40,000 were received from the NCI equity holders and approximately $130,000 of net income was allocated and is distributable to the NCI equity holders.

Additionally in 2013 the Company acquired the non-controlling interest of one of the entities. This was accomplished through the issuance of a note payable to the holder of the non-controlling interest in the amount of approximately $282,000 which was substantially equivalent to the value placed on this non-controlling interest in connection with the original acquisition plus any earnings thereon.

8. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the three months ending March 31, 2014 during which the Company reported a net loss, 11,376,994 warrants and 1,562,498 shares issuable under conversion features of convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive.

9. WARRANTS FOR COMMON STOCK AND WARRANT LIABILITY

Warrants issued during the three months ended March 31, 2014 were issued under a continuation agreement calculated according to the following assumptions:

Estimated fair value of underlying common stock	$.33
Exercise price	$1.89
Expected life (years)	5.0
Risk-free interest rate	1.04%
Expected volatility	174%
Dividend yield	-0

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

The Black-Scholes pricing model was developed for use in estimating the fair value of options and warrants and is dependent on the input of subjective assumptions. While the Company believes these estimates to be reasonable, the warrant expense recorded would increase if a higher volatility was used, or if the expected dividend yield increased.

Warrants Without Ratchet Provisions:

During the three months ended March 31, 2014 a total of 10,307 warrants were issued under a continuation agreement according to the factors calculated at the time of inception. The expense and credit to additional paid-in capital for the three months ended March 31, 2014 was $8,142.

In connection with the financing agreement on April 25, 2013, 5,987,340 ten-year warrants were issued to the lenders with an exercise price of $.01. These warrants have a put option that allows the holder to receive a cash payment of the value of the warrants (a minimum of $.011 or the market price) less the exercise price of $.01, upon the two year anniversary, event of default or the change in control date. As a result of this provision the warrants are treated as a liability and are re-measured at each reporting period.

A Summary of the Company’s warrant activity for warrants without ratchet provisions for the three months ended March 31, 2014 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	6,685,836	$1.89
Issued or Issuable	10,307	$1.89
Cancelled or Expired	-	-
Exercised	-	-
Outstanding at end of period	6,696,143	$.14	8.87
Exercisable at end of period	6,696,143	$.14	8.87

At March 31, 2014 the intrinsic value of the outstanding warrants was $1,915,949.

Warrants With Ratchet Provisions:

The Company issued five-year warrants on April 25, 2013 to purchase 4,000,000 shares of common stock, exercisable at $0.22 per share, to a loan placement agent. In addition, on December 27, 2013 the Company issued five-year warrants to the same loan placement agent to purchase 680,581 shares of common stock at an exercise price of $0.47 per share. The warrants stipulate that if the Company issues any additional shares of common stock at a price per share less than the warrant exercise price, then the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued. In January the Company issued shares to an investor at $0.258 per share, which resulted in the exercise price on the warrants issued in December to be adjusted to the same $0.258 per share.

Due to these ratchet provisions, the Company treats the warrants as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging”. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

A Summary of the Company’s warrant activity for warrants with ratchet provisions for the three months ended March 31, 2014 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	4,680,851	$.26
Issued or Issuable	-	-
Exercised	-	-
Canceled or expired	-	-
Addition due to ratchet trigger
Outstanding at end of period	4,680,851	$.23	4.19
Exercisable at end of period	4,680,851	$.23	4.19

At March 31, 2014 the intrinsic value of the outstanding ratchet warrants was $489,021.

The activity in the warrant liability (a Level 3 classification in the fair value hierarchy) for the three months ended March 31, 2014 is as follows:

Warrant liability-December 31, 2013	$4,452,008
Additional liability due to new grants	-
Gain on changes in fair market value	(1,158,020)
Warrant liability-March 31, 2014	$3,293,988

Changes in the fair market value of these warrant liabilities resulted in a gain totaling $1,158,020 for the period ended March 31, 2014.

10. RELATED PARTIES

Related party transactions and balances include Borrowings (See Note 4), Loans Receivable (See Note 5), Commitments and Contingencies (See Note 6), and certain equity transactions (See Note 7).

11. CONCENTRATIONS

Credit Risk - The Company’s cash equivalents typically consist of Bank demand deposits. Cash equivalent balances may, at certain times, exceed federally insured limits.

Geographic Concentration - The Company's dental practice locations are concentrated in Florida and Arizona.

12. Subsequent Events

In April 2014, the Company received a total of $300,000 from two investors and board members for 1,162,791 shares of the Company’s common stock, or $0.258 per share.

In April 2014, the Company received $200,000 on a note from a board member. The note matures on June 30, 2014 and has a simple interest rate of 8%.

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

Overview

We were in the development stage of the Company until 2013 and therefore had not earned any revenue until the second quarter of 2013. The Company reported its audited financial statements for the operating period of April 26, 2013 until December 31, 2013 in its 10K annual report filed with the Securities Exchange Commission on March 31, 2014. Our designed purpose is to continue growing in the Dental Practice Management (“DPM”) industry and utilize our software connectivity product to reduce the costs associated with different software packages used by dental practices. DPM companies combine acquisition and organic growth to boost revenues while instilling best practice management infrastructure to increase the dental practices’ profitability. Capital and cost efficiency have driven the dental services industry to join DPM companies rather than remain as sole practitioners. Most DPMs and dental practices use different software packages. Sebring plans to use software solutions to substantially reduce the cost of DPMs data entry. With the above stated presence in the DPM market our company presently has 38 affiliated practices in the states of Florida and Arizona. The Company plans to boost revenues and substantially reduce costs through increased efficiencies through the use of software solutions and best practice management techniques as well as additional affiliated practices.

Results of Operations

Results of Operations for the three months ending March 31, 2014 compared to the three months ending March 31, 2013

During the three months ended March 31, 2014, the Company recorded revenues of $5,115,415. This revenue was earned from general dental practice and is the result of the acquisition of dental practices and a dental practice management company according to the Company’s strategic plan. The Company also incurred direct dental costs of $2,498,806 which were primarily for employee compensation and benefits in the dental practices. In addition, other direct dental costs of $1,444,683 for the three months ended March 31, 2014 were incurred for expenses in the dental practices which included items such as lab expense, dental implants and other supplies and certain rents. Indirect dental expenses of $958,050 were incurred at the dental practices for other expenses such as computer expense, telecommunications costs, cleaning expenses, repairs and maintenance, utilities and other general office expenses. The Company did not produce any revenue or incur any such expenses in the three months ended March 31, 2013 as the Company was still in the development stage.

Corporate compensation and benefits increased $89,816 from $163,764 in the three months ended March 31, 2013 to $253,580 for the three months ended March 31, 2014. This increase is due to the additional personnel associated with the dental practice acquisition and the hiring of additional administrative management.

General and administrative expenses increased $851,409 from $100,344 for the three months ended March 31, 2013 to $951,753 for the three months ended March 31, 2014. This increase was primarily due to the amortization costs of our Customer Relationships as well as due to the Company incurring higher costs for consulting, accounting and other professional fees necessary to facilitate and consummate the dental practice acquisition as well as additional costs for travel, communication and filing fees.

Interest expense increased from $273,272 for the three months ended March 31, 2013 to $853,202 for the three months ended March 31, 2014. The increase was primarily due to the interest on a Term Loan to fund the acquisitions as well as additional interest expense incurred from amortizing a portion of the debt discount associated with certain notes and warrants and the amortization of debt issuance costs incurred with the consummation of the term loan.

The $1,158,020 gain on warrant liability relates to the change in fair value of the warrant liability from December 31, 2013 to March 31, 2014. The warrants issued with the Term Loan were classified as a liability due to certain provisions in such warrants and must be marked up or down to fair value at each reporting date.

 Inflation and seasonality

We do not believe that inflation or seasonality will significantly affect our results of operations.

Liquidity and capital resources

Our cash and liquidity resources have been provided by investors through convertible and non-convertible notes, loans payable and the sale of our common stock as well as cash provided from our dental practice management operations. During the three months ended March 31, 2014 we received $100,000 from the sale of our stock. These cash investments have been used primarily for general and administrative expenses including management compensation. In 2013, management acquired or gained financial control of a management company and 38 dental practices in the states of Florida and Arizona. Financial control of these practices is expected to provide material positive cash flow to the Company. Furthermore, approximately $6.5 million of the current liabilities at March 31, 2014 are warrant liabilities and deferred revenue which we believe are unlikely to result in a cash outlay over the next twelve months. However, in order to meet our obligations when they come due, a capital infusion of approximately $2.9 million will be necessary. Management has obtained a commitment from an investor to provide up to $5 million in cash as necessary to fund the Company’s obligations as they come due in 2014.

Debt and contractual obligations

We have commitments to pay investors $20,258,069 of principal and $1,920,991 of accrued interest on various convertible notes, non-convertible notes and loans payable through March 31, 2014. We also owe $1,053,477 in accounts payable, $1,463,942 in accrued liabilities, $592,993 of payroll related liabilities and a capital lease obligation of $183,517 as of March 31, 2014. In addition, as of March 31, 2014, we have commitments to pay $3,343,967 to the sellers, recorded as consultant liability, as part of the initial acquisition of the 31 dental practices in Florida.

Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $1,820,638 of debt plus $1,308,301 of accrued interest as of March 31, 2014. On April 25, 2013 the Company restructured the one note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the noteholder. The remaining principal of $420,718 and accrued interest of $577,948 were restructured into a new note for $998,666. The principal is due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, for every 120 days that the note remains unpaid the noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the due date. This penalty provision will not be in effect until 120 days after April 25, 2014.

In July 2013 the Company concluded a Forbearance Agreement with a holder of two of the Company’s notes. Under terms of the agreement the Company acknowledged that the two notes, totaling $180,000, are in default, along with $76,750 in accrued interest and agreed to make a principal payment of $25,000. In return, the noteholder agreed that the Company would not be required to make any payments on principal or interest until March 15, 2014 at which time the notes would be paid in full. The noteholder further agreed that if the principal amounts were paid in full by March 14, 2014, the noteholder would waive all accrued but unpaid interest. The agreement stipulates that the notes would accrue interest at a rate of 12%. The agreement further stipulates that if, at any time that the notes are outstanding, the Company makes a secondary stock offering, the noteholder has the right to accept stock in the Company as full or partial payment for amounts owed under the notes. In that event, the amount to be credited against indebtedness will be 90% of the offering price of the stock received by the noteholder. The Company made the $25,000 principal payment in July 2013. The Company has not made any additional payments on this note as of the date of this report.

Pursuant to the Term Loan, interest shall accrue on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2014, principal payments of $375,000 shall be due each quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $750,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to $1,593,750 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. As of the date of this report, the Company was current on the Term Loan.

Management Agreement - The Company has management contracts with five key members of management with lengths ranging from one to three years. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of $1,361,666 per year in base salary and stock compensation as determined by the Board of Directors. In addition, the contracts have Equity Participation clauses whereby the employees have been awarded a total of 1,100,000 shares of restricted stock that will be distributed to the employees in in equal installments over periods ranging from two to five years.

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

Long-Lived Assets - The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at March 31, 2014 pursuant to current accounting standards.

Revenue Recognition - Revenues are earned from dental, primarily orthodontic, services provided to patients in thirty-eight dental facilities in the states of Florida and Arizona. Orthodontic patients agree to a fee structure in advance by signing a written agreement that details the services to be provided and the terms of the payment(s) for services. The services are typically rendered over eighteen to twenty-four months. Revenue is generally recognized over the service period on a straight line basis as the services are provided at a value net of refunds and other adjustments. Amounts collected in excess of amounts earned are deferred.

Stock Based Compensation - Certain employees may be granted stock options or restricted stock. The Company adopted the disclosure requirements of ASC 718 (formerly SFAS No. 123R) "Share-Based Payment" ("ASC 718") for stock options and similar equity instruments (collectively, "options") issued to employees. We apply the fair value base method of accounting as prescribed by ASC 718. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. For restricted stock, the fair value is determined based on the quoted market price. Restricted shares or restricted shares units are measured at their fair value as if they were vested and issued on the grant date value determined based on the close trading price of our shares known at the grant date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, with other members of management, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Changes in internal control over financial reporting. Our Chief Executive Officer and our Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014. We concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014 the Company issued a total of 248,750 shares of common stock to three members of management according to the terms of their employment agreements. The shares, which were issued at various intervals as required in the agreements, were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in each contract. Accordingly, the Company recorded a total of $91,188 as non-cash compensation expense.

In January 2014 the Company received $100,000 for issuing 387,597 shares of the Company’s common stock to an investor and board member for $0.258 per share. The Company used the proceeds for general operating expenses.

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 10,307 warrants to the noteholders during the three months ended March 31, 2014. These five year warrants, with an exercise price of $1.89 were valued at $.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge to Additional Paid in Capital of $8,142 during the period ended March 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have commitments to pay investors $20,258,069 of principal and $1,920,991 of accrued interest on various convertible notes, non-convertible notes and loans payable through March 31, 2014. We also owe $1,053,477 in accounts payable, $1,463,942 in accrued liabilities, $592,993 of payroll related liabilities and a capital lease obligation of $183,517 as of March 31, 2014. In addition, as of December 31, 2013, we have commitments to pay $3,343,967 to the sellers, recorded as consultant liability, as part of the initial acquisition of the thirty one dental practices in Florida.

Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $1,820,638 of debt plus $1,308,301 of accrued interest as of March 31, 2014. On April 25, 2013 the Company restructured the one note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the Noteholder. The remaining principal of $420,718 and accrued interest of $577,948 were restructured into a new note for $998,666. The principal is due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the Noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, for every 120 days that the note remains unpaid the noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the due date. This penalty provision will not be in effect until 120 days after April 25, 2014.

In July 2013 the Company concluded a Forbearance Agreement with a holder of two of the Company’s notes. Under terms of the agreement the Company acknowledged that the two notes, totaling $180,000, are in default, along with $76,750 in accrued interest and agreed to make a principal payment of $25,000. In return, the noteholder agreed that the Company would not be required to make any payments on principal or interest until March 15, 2014 at which time the notes would be paid in full. The noteholder further agreed that if the principal amounts were paid in full by March 14, 2014, the noteholder would waive all accrued but unpaid interest. The agreement stipulates that the notes would accrue interest at a rate of 12%. The agreement further stipulates that if, at any time that the notes are outstanding, the Company makes a secondary stock offering, the Noteholder has the right to accept stock in the Company as full or partial payment for amounts owed under the notes. In that event, the amount to be credited against indebtedness will be 90% of the offering price of the stock received by the noteholder. The Company made the $25,000 principal payment in July 2013. The Company has not made any further payment on this note as of the date of this report.

Pursuant to the Term Loan, interest shall accrue on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2014, principal payments of $375,000 shall be due each quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $750,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to $1,593,750 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. As of the date of this report, the Company was current on the Term Loan.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sebring Software, Inc.

Date May 14, 2014	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer

Date May 14, 2014	/s/ Larry Colton
Larry Colton, CFO
Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

