Form 10-Q
period 2014-06-30
Sebring Software, Inc.
filed 2014-08-14
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer  ☐     Accelerated filer  ☐

Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 14, 2014 the registrant had 68,746,327 shares of common stock, $0.0001 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$164	$1,826
Patient Receivables, net of $267 allowance for doubtful accounts at both June 30, 2014 and December 31, 2013	467	230
Prepaid expense	57	157
Total current assets	688	2,213

Fixed Assets
Furniture, equipment and vehicles, net	3,306	3,704
Total Fixed Assets	3,306	3,704

Other Assets
Loans receivable - related parties, net of allowance of $147 at both June 30, 2014 and December 31, 2013	282	139
Customer relationship value, net of $2,164 and $1,048 accumulated amortization at June 30, 2014 and December 31, 2013, respectively	14,941	16,057
Loan costs, net of $855 and $426 accumulated amortization at June 30, 2014 and December 31, 2013, respectively.	3,387	3,816
Goodwill	-	4,821
Deposits	20	21
Total Other Assets	18,630	24,854

Total assets	$22,624	$30,771

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,297	$867
Accrued liabilities	1,475	2,346
Accrued payroll related liabilities	609	550
Accrued interest payable	2,090	1,657
Warrant liability	2,515	4,452
Deferred revenue	3,453	2,737
Current portion notes payable and convertible notes payable, net of debt discount	4,554	4,012
Current portion notes payable and convertible notes payable-related parties	1,272	1,025
Current portion of lease obligations	96	89
Current portion of consultant liability	719	655
Total current liabilities	18,080	18,390

Lease obligation, net of current portion	66	107
Consultant liability, net of current portion	2,471	2,866
Deferred tax liability	-	2,147
Notes payable and convertible notes payable, net of current portion and debt discount	10,726	11,761
Notes payable and convertible notes payable, net of current portion-related parties	2,370	2,555
Total liabilities	33,713	37,826

Commitments and contingencies (Note 6)	-	-

EQUITY (DEFICIT)
Sebring Software, Inc. stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 10,000 authorized, none issued and outstanding
Common stock issued and to be issued, $0.0001 par value, 1,100,000,000 shares authorized, 68,616,327 and 66,687,189 shares issued and outstanding at
June 30, 2014 and December 31, 2013, respectively	7	7
Additional paid in capital	8,985	8,435
Accumulated deficit	(22,009)	(17,392)
Total Sebring Software, Inc. stockholders' equity (deficit)	(13,017)	(8,950)
Noncontrolling interest	1,928	1,895
Total equity (deficit)	(11,089)	(7,055)
Total liabilities and equity (deficit)	$22,624	$30,771

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013

Net dental practice revenue	$4,922	$2,656	$10,037	$2,656

Operating expenses:
Direct dental expenses - compensation	2,608	1,162	5,107	1,162
Direct dental expenses - other	1,483	612	2,928	612
Indirect dental expenses	1,033	492	1,991	492
Corporate compensation and benefits	206	284	460	448
Impairment of goodwill	2,596	-	2,596	-
General & administrative expenses	843	537	1,794	637
Total operating expense	8,769	3,087	14,876	3,351
Loss from operations	(3,847)	(431)	(4,839)	(695)

Other income (expense):
Gain/(loss) on warrant liability	779	(2,762)	1,937	(2,762)
Gain on foreign currency transactions	1	-	1	5
Other income	22	7	58	7
Interest expense	(821)	(599)	(1,674)	(872)
Total other income (expense), net	(19)	(3,354)	322	(3,622)
Net loss	(3,866)	(3,785)	(4,517)	(4,317)
Add: Net income (loss) attributable to the noncontrolling interest	(30)	147	100	147
Net loss attributable to Sebring Software, Inc.'s common stock	$(3,836)	$(3,932)	$(4,617)	$(4,464)

Net loss per share attributable to Sebring Software Inc.'s common stock - basic and diluted	$(0.06)	$(0.07)	$(0.07)	$(0.08)

Weighted average shares outstanding-Basic and Diluted	68,563,787	58,215,298	67,794,523	53,848,579

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc.

Statement of Changes in Equity (Deficit)

For the Six Months Ended June 30, 2014

(unaudited)

(Amounts in thousands, except share data)

	Common Stock issued or to be issued		Additional	Accumulated	Total Stockholders'	Non- Controlling	Total Equity
	Shares	Amount	Paid-in-capital	Deficit	Deficit	Interest	(Deficit)

Balance - December 31, 2013	66,687,189	7	8,435	(17,392)	(8,950)	1,895	(7,055)

Common stock issued for compensation	378,750	-	135	-	135	-	135

Issuance of penalty warrants on notes payable	-	-	15	-	15	-	15

Sale of common stock	1,550,388	-	400	-	400	-	400

Payment received-Note receivable-non controlling interest	-	-	-	-	-	33	33

Net loss attributable to non-controlling interest	-	-	-	-	-	(100)	(100)

Net loss for the period	-	-	-	(4,617)	(4,617)	100	(4,517)

Balance - March 31, 2014	68,616,327	7	8,985	(22,009)	(13,017)	1,928	(11,089)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30
	2014	2013

Cash flows from operating activities:
Net loss attributable to Sebring Software, Inc.	$(4,617)	$(4,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	100	147
Depreciation	358	113
Impairment of goodwill	2,596	-
Common stock issued for services	-	60
Common stock issued for interest	-	7
Common stock issued for compensation	135	70
Warrant liability	(1,937)	2,762
Gain on debt settlement	-	(7)
Amortization of loan costs	429	115
Amortization of contract value	-	-
Amortization of customer relationships	1,116	262
Amortization of debt discount	137	237
Issuance of penalty warrants in conjunction with notes	15	13
Changes in assets and liabilities:	-	-
Non-controlling interest	-	-
Prepaid expenses	100	10
Deposits	1	-
Patient Receivables	(159)	(202)
Accounts payable and accrued liabilities	(444)	(855)
Accrued payroll related liabilities	60	(112)
Accrued interest payable	433	255
Deferred revenue	717	(103)
Consultant liability	-	(94)
Net cash used in operating actives	(960)	(1,786)
Cash flows from investing activities:
Cash paid for business acquisition net of bank overdraft acquired	-	(400)
Proceeds from business acquisition	-	372
Loan receivable	(142)	(91)
Advances to managed dental practices	-	-
Due from orthodontic practices	-	-
Proceeds from sale of fixed assets	251	-
Purchase of furniture and equipment	(211)	(118)
Net cash used in investing activities	(102)	(237)
Cash flows from financing activities:
Payment of consultant liability	(333)	-
Bank overdraft	-	-
Loan costs	-	(2,178)
Proceeds from issuance of common of stock	400	342
Proceeds from issuance of notes payable	-	11,000
Proceeds from equipment loans	-	141
Repayment of notes assumed in OSM acquisition	-	(3,291)
Repayment of loans and advances	-	-
Distributions to non-controlling interest	(100)	-
Proceeds from note payable	200	-
Contributions of NCI equity holders	33	-
Proceeds from non-controlling interest	-	25
Payment of lease obligation	(34)	(5)
Repayment of notes payable	(766)	(1,709)
Proceeds (used in) provided by financing activities	(600)	4,325
Net (decrease) increase in cash	(1,662)	2,302
Cash, beginning of period	1,826	84
Cash, end of period	$164	$2,386
Supplemental Cash Flow Information:
Interest paid	$503	$397
Taxes paid	$-	$-
Supplemental Non-Cash Investing and Financing Activities:
Reduction in deferred tax liability, accounts receivable and goodwill	$2,225	$-
Common stock issued for acquisition	$-	$3,841
Common stock issued for payment of loan costs	$-	$69
Common stock issued for original issue discount on notes	$-	$247
Warrants issued as debt issuance costs		$800
Warrants issued as debt discount	$-	$901

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2014

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

Sebring Dental of Arizona, LLC, a subsidiary of the Company, was organized in the state of Arizona on March 22, 2013 to manage dental practices and owns 100% of AAR Acquisition, LLC.

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

Three and Six Months Ended June 30, 2014

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries combined with the accounts of the affiliated Practices with which the Company has specific management arrangements. The Company’s agreements with the Practices provide that the term of the arrangements are for forty years, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The Company has the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the Practices. All intercompany and inter-affiliate accounts and transactions have been eliminated.

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

Patient Receivable - Patient receivables result from the Company's dental practices and are reported at the customers’ outstanding balances, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Furniture, Equipment and Vehicles - Fixed assets are recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life.

Business Acquisitions - In accordance with the acquisition method of accounting, any identifiable assets acquired and any liabilities assumed are recognized and measured at their fair values on the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business acquisition occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected prospectively in the consolidated financial statements.

Management has re-evaluated the purchase price allocation relating to deferred taxes and accounts receivable within the one year measurement period following the acquisition of dental related operations on April 25, 2013. Based on the results of this evaluation management determined to reduce the allocation of $2,146,000 to the deferred tax liability with a related reduction of goodwill. It was also determined that accounts receivable of $78,000 should be recorded which was also offset against goodwill.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2014

(Unaudited)

Intangible Assets – Intangible assets arise in connection with acquisitions, including goodwill and the acquisition of management contracts. Intangible assets with finite lives are amortized over their respective useful lives. The Company reviews all intangible assets annually for impairment, or upon occurrence of a triggering event. Due to the sustained decrease in the Company’s stock price, the Company re-measured goodwill and determined that it was impaired. Consequently an impairment charge of $2,596,000 was recorded at June 30, 2014.

Long-Lived Assets - The Company evaluates long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at June 30, 2014 pursuant to current accounting standards.

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

At June 30, 2014 and December 31, 2013, the Company’s warrant liabilities had a fair value of approximately $2,515,000 and $4,452,000, respectively. See Note 9 for more information regarding the Company’s warrant liability during the six months ended June 30, 2014.

The carrying amounts of cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value due to the short maturities of the respective instruments. The carrying values of deferred revenue and other long-term obligations also approximate fair value.

Revenue Recognition - Revenues are earned from dental, primarily orthodontic, services provided to patients in thirty-eight dental facilities in the states of Florida and Arizona. Orthodontic patients agree to a fee structure in advance by signing a written agreement that details the services to be provided and the terms of the payment(s) for services. The services are typically rendered over 18 to 24 months. Revenue is generally recognized over the service period on a straight line basis as the services are provided at a value net of refunds and other adjustments. Amounts collected in excess of amounts earned are deferred.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company had a net loss of approximately $4.6 million of which $2.6 million was due to a write down of goodwill, net cash used in operations of approximately $960,000 for the six months ended June 30, 2014, a working capital deficit of $17.4 million, stockholders’ deficit of $11 million and an accumulated deficit of $22 million at June 30, 2014. Furthermore, because the Company was unable to make the required principal and interest payments under its term loan and a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on approximately $16 million in principal and $1.8 million in accrued interest as of June 30, 2014.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2014

(Unaudited)

These conditions were considered when evaluating the Company’s liquidity and its ability to meet its ongoing obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Foreign Currency Transactions – Gains and losses resulting from foreign currency transactions, which are not material, are included in the statement of operations as other income (expense).

3. Furniture, EQUIPMENT and VEHICLES, net

Furniture, equipment and vehicles consisted of the following:

	June 30, 2014	December 31, 2013
	(000 omitted)	(000 omitted)
Furniture and fixtures	$457	$452
Vehicles	96	96
Dental equipment	2,488	2,469
Computers and phone systems	773	749
Leasehold improvements	182	134
Construction in progress	133	269
Furniture, equipment and vehicles	4,129	4,169
Accumulated depreciation	(823)	(465)
Furniture, equipment and vehicles, net	$3,306	$3,704

Depreciation expense for the six months ended June 30, 2014 was approximately $358,000. Included above are phone systems under capital leases with a net book value at June 30, 2014 of approximately $161,000.

4. BORROWINGS

The Company has financed its operations mainly through the issuance of notes and convertible notes payable. Borrowings consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(000 omitted)	(000 omitted)

Term Loan	$14,025	$14,588
Convertible notes payable	5,185	5,185
Equipment & vehicle notes payable	216	283
Other notes payable	650	587
Total borrowings	20,076	20,643
Less: Debt discount, net of interest amortization	(1,154)	(1,291)
Total borrowings, net of debt discount	18,922	19,352
Less: Related party notes payable	(3,642)	(3,580)
Total borrowings, net of related party notes	15,280	15,772
Less: Current portion of long term debt	(4,554)	(4,012)
Notes payable, net of current portion	$10,726	$11,760
Total related party notes	$3,642	$3,580
Less: Current portion of related party notes	(1,272)	(1,025)
Related party notes, net of current portion	$2,370	$2,555

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2014

(Unaudited)

Term Loan

In 2013, the Company received financing of $15,000,000 for a note with the proceeds used for acquisitions and general working capital. As of the date of this report the Company had not made the principal or interest payment due at June 30, 2014. Accordingly, the note is considered in default for the unpaid principal balance of $14,025,000 and accrued interest of approximately $408,000. The Company is working with the lender to resolve the issue, however, although efforts continue, no specific actions have yet been determined.

The Company incurred approximately $4.2 million in loan costs consisting of cash in the amount of approximately $3,156,000 (including $250,000 due to be paid by May 30, 2014) and approximately 4.7 million five-year warrants issued to a loan placement agent, exercisable at $0.22 per share, which were valued at their fair value of $1,085,000 in conjunction with the Loan Agreement. The loan costs are recorded as debt issue costs to be amortized over the term of the debt. During the six months ended June 30, 2014, a total of approximately $328,000 was recorded as amortization expense. As of August 14, 2014 the Company had not made the $250,000 payment.

Convertible Notes Payable

Convertible notes payable includes several past due notes totaling approximately $1,380,000 in principal and approximately $1,043,000 in accrued but unpaid interest which are currently in default subject to notification by the lenders. Also included in convertible notes payable at June 30, 2014 is a restructured note, in the amount of approximately $999,000 which the Company had been notified by the lender of default. This restructured note was accounted for as a debt extinguishment in 2013, resulting in no gain or loss.

No amounts have been recorded relating to stock settled debt, derivatives or beneficial conversion values since all such convertible notes are convertible contingent upon the occurrence of future events under control of the Company.

Approximately $3.6 million of the Convertible Notes Payable are with related parties.

Equipment And Vehicle Notes Payable

In connection with the April 25, 2013 merger, the Company assumed a note payable in the amount of approximately $160,000. The note bears interest at 5%, requires monthly payments of approximately $7,000 through March 2015. During the year ended December 31, 2013, the Company executed several notes payable to a bank to acquire orthodontic equipment in the aggregate amount of approximately $161,000. These notes bear interest at rates ranging from 3.5% to 7%, are secured by the equipment, and require aggregate monthly payments of approximately $3,300 through 2018. The remaining notes in this category are loans for vehicles purchased in 2013 that mature in 2016 with interest of 3.9%. The notes have monthly principal and interest payments of approximately $1,000. Total amounts owed under equipment and vehicle notes payable at June 30, 2014 and December 31, 2013 was approximately $216,000 and $283,000 respectively.

Other Notes Payable

Other notes payable includes several unsecured past due notes totaling $165,000 in principal at June 30, 2014 and December 31, 2013 with interest payable at rates ranging from 10% to 12%. Although the Company has not made any principal payments as of June 30, 2014, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.

Also included in other notes payable is a non-interest bearing loan in the amount of $35,000 at June 30, 2014 and December 31, 2013

Other notes payable at June 30, 2014 includes notes issued to related parties as follows:

In connection with the April 25, 2013 merger, the Company assumed a 6.5% note payable for approximately $120,000 to a holder of a non-controlling interest. The note requires monthly payments of approximately $4,600 through July 2015. The balance of the note at June 30, 2014 and December 31, 2013 was approximately $58,000 and $84,000, respectively.

In the third quarter of 2013, the Company issued a 5.25% note payable in the amount of approximately $255,000 to a holder of a non-controlling interest as part of a transaction to re-acquire the non-controlling interest. The note requires monthly payments of approximately $11,000 through July of 2015. The balance of the Note at June 30, 2014 and December 31, 2013 was approximately $141,000 and $205,000, respectively.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2014

(Unaudited)

In connection with a December 2013 acquisition, the Company issued a 6.25% note payable in the amount of $100,000 to the seller. The note requires monthly payments of approximately $9,000 through December 2014. The balance of the note at June 30, 2014 and December 31, 2013 was approximately $51,000 and $100,000, respectively.

In April 2014, the Company received $200,000 on a note from a board member. The note matures on June 30, 2014 and has a simple interest rate of 8%. As of August 14, 2014 the Company had not made any principal payments on this note.

5. LOANS RECEIVABLE

The Company has paid amounts totaling approximately $135,000 at June 30, 2014 that are obligations of sellers in the AAR Acquisition. Additionally, the Company has advanced amounts totaling approximately $276,000 to an entity that it provides dental practice management services and approximately $18,000 to other related parties. The Company has established an allowance in the amount of approximately $147,000 at June 30, 2014 related to these amounts.

6. COMMITMENTS AND CONTINGENCIES

Advisor Agreements - The Company has entered into two agreements with a financial advisor. Under the first agreement, the Advisor has been engaged to act as exclusive underwriter with respect to a potential secondary public offering of the Company’s common stock. The agreement provides for compensation to be earned by the Advisor in the form of a success fee and issuance of warrants based on a percentage of the number of shares sold pursuant to the public offering. The success fee will continue for 18 months after cancellation or expiration of the agreement. The Advisor also receives preferential rights to provide financing arrangements to the Company for any transaction closed by the Company during the term and for a period of one year following cancellation or expiration of the agreement. This agreement was renewed at substantially the same terms with an expiration date of May 12, 2015.

Under the second agreement, the Advisor has been retained in connection with a Private Placement transaction. The agreement provides for compensation to be earned by the Advisor in the form of a success fee and issuance of warrants based on a percentage of the aggregate securities sold in the placement. The Company is obligated to pay the fees for any transaction completed during the term of the agreement or for a period of 12 months after termination of the agreement for any transactions completed by the Company with parties introduced by the Advisor. The Advisor has preferential rights to provide financing for any transaction closed during the term of the agreement, or for a period of 24 months after expiration of the agreement. This agreement is still in effect as of August 14, 2014.

Lender Contingency - A note issued on April 25, 2013 grants the lender a 1% equity interest on issued and outstanding equity interests for each 120 days (maximum of four issuances) that any amount of the note is outstanding. As of June 30, 2014 the note was still outstanding, however this penalty provision will not take effect until 120 days after April 25, 2014.

Management Agreement - The Company has management contracts with five key members of management with lengths ranging from one to three years. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of approximately $1,362,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition, the contracts have Equity Participation clauses whereby the employees have been awarded a total of 1,100,000 shares of restricted stock that will be distributed to the employees in equal installments over periods ranging from two to five years.

Consultant Liability - As a result of the April 25, 2013 merger the Company entered into consulting agreements with two individuals for an initial period of three years which automatically renew for an additional two years unless otherwise terminated under the terms of the agreements. The amounts payable under the consulting arrangements were deemed to be additional consideration for the merger. These payments were recorded as “consultant liability” at its net present value of approximately $3,932,000 at the acquisition date. As of June 30, 2014, the remaining consultant liability totals approximately $3.2 million. Of this amount, approximately $719,000 is reflected as a current liability at June 30, 2014.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2014

(Unaudited)

Penalty Contingency - Certain penalty and other ongoing warrant issuances are due under various note agreements. These continuing warrant grants will continue to be expensed at fair value in future periods and may cause dilution to current stockholders if such warrants are exercised.

Leases

Office Leases

Our new subsidiary in Florida leases office space for their headquarters (Clearwater, FL) and for the Practices. The leases expire at various times through 2023.

Future minimum lease payments for the 12 months ending June 30:

(000 omitted)
2015	$1,860
2016	1,539
2017	1,108
2018	824
2019	627
Thereafter	1,245
Total	$7,203

Equipment Leases

The Company also has leases for software and telephone systems related to the Practices. The software lease is classified as an operating lease and requires monthly payment of approximately $7,000 through February of 2015. The telephone systems lease is classified as a capital lease. Future payments required under the lease are as follows:

(000 omitted)
Through December 31, 2014	$55
Year ended December 31, 2015	93
Year ended December 31, 2016	17
Year ended December 31, 2017	14
Year ended December 31, 2018	3
Total	182
Less amounts representing interest	(20)
Capital lease obligation	162
Less current portion	(96)
Long term capital lease obligation	$66

7. EQUITY TRANSACTIONS

During the six months ended June 30, 2014 the Company issued a total of 378,750 shares of common stock to three members of management according to the terms of their employment agreements. The shares, which were issued at various intervals as required in the agreements, were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in each contract. Accordingly, the Company recorded a total of approximately $135,000 as non-cash compensation expense.

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

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2014

(Unaudited)

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 19,560 warrants to the noteholders during the six months ended June 30, 2014. These five year warrants, with an exercise price of $1.89 were valued at $.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge to Additional Paid in Capital of approximately $15,000 during the six months ended June 30, 2014.

Non-controlling Interest

In connection with the 2013 OSM Agreement and through certain agreements that provide for a nominee shareholder, the Company obtained financial control of certain Practices consisting of 11 entities and 31 locations. Four of these entities have equity owners that have not pledged their equity interests to the Company through the nominee shareholder. These non-controlling interests range from 40% to 50%. These interests have been classified as non-controlling interests (NCI) in the accompanying consolidated financial statements.

The Company recorded the noncontrolling interest in the amount of approximately $2,067,000 as the estimated fair value. The amount of the Company's net income (loss) allocable to the non-controlling interest equity holders is based on the specific performance of their respective operating entity and is distributed to them on a quarterly basis. During the six months ended June 30, 2014 capital contributions in the amount of approximately $33,000 were received from the NCI equity holders and approximately $100,000 of net income was allocated and is distributable to the NCI equity holders.

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

8. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the six months ending June 30, 2014 during which the Company reported a net loss, 11,386,247 warrants and 1,599,513 shares issuable under conversion features of convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive.

9. WARRANTS FOR COMMON STOCK AND WARRANT LIABILITY

Warrants issued during the six months ended June 30, 2014 were issued under a continuation agreement calculated according to the following assumptions:

Estimated fair value of underlying common stock	$0.25-$0.33
Exercise price	$1.89
Expected life (years)	5.0
Risk-free interest rate	1.04%
Expected volatility	174%
Dividend yield	-

The Black-Scholes pricing model was developed for use in estimating the fair value of options and warrants and is dependent on the input of subjective assumptions. While the Company believes these estimates to be reasonable, the warrant expense recorded would increase if a higher volatility was used, or if the expected dividend yield increased.

Warrants Without Ratchet Provisions:

During the six months ended June 30, 2014 a total of 19,560 warrants were issued under a continuation agreement according to the factors calculated at the time of inception. The expense and credit to additional paid-in capital for the six months ended June 30, 2014 was approximately $15,000.

In connection with the financing agreement on April 25, 2013, 5,987,340 ten-year warrants were issued to the lenders with an exercise price of $.01. These warrants have a put option that allows the holder to receive a cash payment of the value of the warrants (a minimum of $.011 or the market price) less the exercise price of $.01, upon the two year anniversary of the original issue date, event of default or the change in control date. As a result of this provision the warrants are treated as a liability and are re-measured at each reporting period.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2014

(Unaudited)

A Summary of the Company’s warrant activity for warrants without ratchet provisions for the six months ended June 30, 2014 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	6,685,836	$1.89
Issued or Issuable	19,560	$1.89
Cancelled or Expired	-	-
Exercised	-	-
Outstanding at end of period	6,705,396	$.14	8.63
Exercisable at end of period	6,705,396	$.14	8.63

At June 30, 2014 the intrinsic value of the outstanding warrants was approximately $1,437,000.

Warrants With Ratchet Provisions:

The Company issued five-year warrants on April 25, 2013 to purchase 4,000,000 shares of common stock, exercisable at $0.22 per share, to a loan placement agent. In addition, on December 27, 2013 the Company issued five-year warrants to the same loan placement agent to purchase 680,851 shares of common stock at an exercise price of $0.47 per share. The warrants stipulate that if the Company issues any additional shares of common stock at a price per share less than the warrant exercise price, then the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued. In January the Company issued shares to an investor at $0.258 per share, which resulted in the exercise price on the warrants issued in December to be adjusted to the same $0.258 per share.

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

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2014

(Unaudited)

A Summary of the Company’s warrant activity for warrants with ratchet provisions for the six months ended June 30, 2014 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	4,680,851	$.26
Issued or Issuable	-	-
Exercised	-	-
Canceled or expired	-	-
Addition due to ratchet trigger
Outstanding at end of period	4,680,851	$.23	3.94
Exercisable at end of period	4,680,851	$.23	3.94

At June 30, 2014 the intrinsic value of the outstanding ratchet warrants was $120,000.

The activity in the warrant liability (a Level 3 classification in the fair value hierarchy) for the six months ended June 30, 2014 is as follows:

(000 Omitted)
Warrant liability-December 31, 2013	$4,452
Additional liability due to new grants	-
Gain on changes in fair market value	(1,937)
Warrant liability-June 30, 2014	$2,515

Changes in the fair market value of these warrant liabilities resulted in a gain totaling approximately $1,937,000 for the six months ended June 30, 2014.

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

12. Subsequent Events

In July 2014 the Company received a total of $300,000 from two investors and board members for notes.

In July 2014 the Company issued a total of 130,000 shares of common stock to two members of management according to the terms of their employment agreements. The shares were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in each contract. Accordingly, the Company recorded a total of approximately $33,000 as non-cash compensation expense.

In 2013 the Company received financing of $15,000,000 for a note with the proceeds used for acquisitions and general working capital. As of the date of this report the Company had not made the principal or interest payment due at June 30, 2014. Accordingly, the note is in default for the unpaid principal balance of $14,025,000 and accrued interest of approximately $408,000. The Company is working with the lender to resolve the issue, however, although efforts continue, no specific actions have yet been determined.

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

Overview

We were in the development stage of the Company until 2013 and therefore had not earned any revenue until the second quarter of 2013. Starting in April 2014, the Company’s primary business activity is providing dental (primarily orthodontic) management services. The Company has contracts with affiliated professional associations, corporations and partnerships (“the Practices”), which are separate legal entities that provide dental services primarily in Florida and Arizona. Capital and cost efficiency have driven the dental services industry to join Dental Practice Management (“DPM”) companies rather than remain as sole practitioners. Most DPMs and dental practices operate on different software platforms. The Company plans to use software solutions to substantially reduce costs. The Company reported its audited financial statements for the operating period of April 26, 2013 through December 31, 2013 in its 10K annual report filed with the Securities Exchange Commission on March 31, 2014.

Our designed purpose is to continue growing in the Dental Practice Management industry and utilize our software connectivity product to reduce the costs associated with different software packages used by dental practices. DPM companies combine acquisition and organic growth to boost revenues while instilling best practice management infrastructure to increase the dental practices’ profitability. With the above stated presence in the DPM market our company presently has 38 affiliated practices in the states of Florida and Arizona.

Results of Operations

Results of Operations for the three and six months ending June 30, 2014 compared to the three and six months ending June 30, 2013

During the three and six months ended June 30, 2014, the Company recorded revenues of approximately $4,922,000 and $10,037,000, respectively. This is compared to $2,656,000 of revenues recorded in the three and six months ended June 30, 2013. This revenue was earned from general dental practice and is the result of the acquisition in April 2013 of dental practices and a dental practice management company according to the Company’s strategic plan.

The Company also incurred direct dental costs in the three and six months ended June 30, 2014 of approximately $2,608,000 and $5,107,000, respectively, which were primarily for employee compensation and benefits in the dental practices. Direct dental costs were $1,162,000 during the three and six months ended June 30, 2013. Expenses began to be incurred in April 2013 as a result of the acquisition of the dental practices and dental management company. In addition, other direct dental costs of $1,483,000 for the three months ended June 30, 2014 and $2,928,000 for the six months ended June 30, 2014 were incurred for expenses in the dental practices which included items such as lab expense, dental implants and other supplies and certain rents. Costs for these items in the three and six months ended June 30, 2013 were $612,000. Indirect dental expenses of $1,033,000 and $1,991,000 for the three and six months ended June 30, 2014 respectively were incurred at the dental practices for other expenses such as computer expense, telecommunications costs, cleaning expenses, repairs and maintenance, utilities and other general office expenses. Expenses for these items for the three and six months ended June 30, 2013 were $492,000. The Company did not produce any revenue or incur any such expenses until the April, 2013 acquisition of the dental practices and dental management company. Prior to the acquisition the Company was still in the development stage.

Corporate compensation and benefits increased from $448,000 in the six months ended June 30, 2013 to $460,000 for the six months ended June 30, 2014. These costs decreased from $284,000 in the three months ended June 30, 2013 to $206,000 for the three months ended June 30, 2014. The decrease in the second quarter is primarily the result of the reduction of corporate staff.

General and administrative expenses increased $306,000 from approximately $537,000 for the three months ended June 30, 2013 to $843,000 for the three months ended June 30, 2014. For the six months ended June 30, 2014 general and administrative expense was $1,794,000 compared to $637,000 for the six months ended June 30, 2013. These increases were primarily due to the amortization costs of our Customer Relationships as well as due to the Company incurring higher costs for consulting, accounting and other professional fees necessary to facilitate and consummate the dental practice acquisition as well as additional costs for travel, communication and filing fees.

Interest expense increased from $599,000 for the three months ended June 30, 2013 to $821,000 for the three months ended June 30, 2014. For the six months ended June 30, 2014 interest expense was $1,674,000 compared to $872,000 for the six months ended June 30, 2013. The increase was primarily due to the interest on a Term Loan to fund the acquisitions as well as additional interest expense incurred from amortizing a portion of the debt discount associated with certain notes and warrants and the amortization of debt issuance costs incurred with the consummation of the term loan.

The $1,937,000 gain on warrant liability relates to the change in fair value of the warrant liability from December 31, 2013 to June 30, 2014. The warrants issued with the Term Loan were classified as a liability due to certain provisions in such warrants and must be marked up or down to fair value at each reporting date.

Due to the sustained decrease in the Company’s stock price, the Company re-measured goodwill and determined that it was impaired. Consequently an impairment charge of $2,596,000 was recorded at June 30, 2014 reducing the amount of goodwill to zero.

Inflation and seasonality

We do not believe that inflation or seasonality will significantly affect our results of operations.

Liquidity and capital resources

Our cash and liquidity resources have been provided by investors through convertible and non-convertible notes, loans payable and the sale of our common stock as well as cash provided from our dental practice management operations. During the six months ended June 30, 2014 we received $400,000 from the sale of our stock and $200,000 from the issuance of a note. These cash investments have been used primarily for general and administrative expenses including management compensation. In 2013, management acquired or gained financial control of a management company and 38 dental practices in the states of Florida and Arizona. Financial control of these practices is expected to provide material positive cash flow to the Company. Furthermore, approximately $6.0 million of the current liabilities at June 30, 2014 are warrant liabilities and deferred revenue which we believe are unlikely to result in a cash outlay over the next twelve months. However, in order to meet our obligations when they come due, a significant capital infusion will be necessary. We are currently working to obtain the necessary financing and are exploring opportunities in both the debt and equity sectors. However, there is no assurance that we will be successful in obtaining additional funding or that funding received will be sufficient to meet our current obligations.

Debt and contractual obligations

We have commitments to pay investors approximately $20,076,000 of principal and $2,090,000 of accrued interest on various convertible notes, non-convertible notes and loans payable through June 30, 2014. We also owe approximately $1,297,000 in accounts payable, $1,475,000 in accrued liabilities, $609,000 of payroll related liabilities and a capital lease obligation of $162,000 as of June 30, 2014. In addition, as of June 30, 2014, we have commitments to pay approximately $3,190,000 to the sellers, recorded as consultant liability, as part of the initial acquisition of the 31 dental practices in Florida.

Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on approximately $2,021,000 of debt plus $1,391,000 of accrued interest as of June 30, 2014. On April 25, 2013 the Company restructured one note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the noteholder. The remaining principal of approximately $421,000 and accrued interest of $578,000 were restructured into a new note for approximately $999,000. The principal was due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, for every 120 days that the note remains unpaid the noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the due date. This penalty provision will not be in effect until 120 days after April 25, 2014.

In July 2013 the Company concluded a Forbearance Agreement with a holder of two of the Company’s notes. Under terms of the agreement the Company acknowledged that the two notes, totaling $180,000, are in default, along with approximately $77,000 in accrued interest and agreed to make a principal payment of $25,000. In return, the noteholder agreed that the Company would not be required to make any payments on principal or interest until March 15, 2014 at which time the notes would be paid in full. The noteholder further agreed that if the principal amounts were paid in full by March 14, 2014, the noteholder would waive all accrued but unpaid interest. The agreement stipulates that the notes would accrue interest at a rate of 12%. The agreement further stipulates that if, at any time that the notes are outstanding, the Company makes a secondary stock offering, the noteholder has the right to accept stock in the Company as full or partial payment for amounts owed under the notes. In that event, the amount to be credited against indebtedness will be 90% of the offering price of the stock received by the noteholder. The Company made the $25,000 principal payment in July 2013. The Company has not made any additional payments on this note as of the date of this report.

Pursuant to the Term Loan, interest shall accrue on the outstanding balance of the Term Loan at a rate of 11.50% per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13.50% per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2014, principal payments of $375,000 shall be due each quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $750,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to approximately $1,594,000 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. As of the date of this report the Company had not made the principal or interest payment due at June 30, 2014. Accordingly, the note is in default for the unpaid principal balance of $14,025,000 and accrued interest of $408,000. The Company is working with the lender to resolve the issue however no specific actions have yet been determined.

Management Agreement - The Company has management contracts with five key members of management with lengths ranging from one to three years. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of approximately $1,362,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition, the contracts have Equity Participation clauses whereby the employees have been awarded a total of 1,100,000 shares of restricted stock that will be distributed to the employees in in equal installments over periods ranging from two to five years.

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

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The testing for impairment is completed using a three-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the dental services industry and various other factors during the testing process, including local market developments and other publicly available information. Due to the sustained decrease in the Company’s stock price, the Company re-measured goodwill and determined that it was impaired. Consequently an impairment charge of $2,596,000 was recorded at June 30, 2014 reducing the amount of goodwill to zero.

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

Revenue Recognition - Revenues are earned from dental, primarily orthodontic, services provided to patients in 38 dental facilities in the states of Florida and Arizona. Orthodontic patients agree to a fee structure in advance by signing a written agreement that details the services to be provided and the terms of the payment(s) for services. The services are typically rendered over 18 to 24 months. Revenue is generally recognized over the service period on a straight line basis as the services are provided at a value net of refunds and other adjustments. Amounts collected in excess of amounts earned are deferred.

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

Stock-based compensation is considered a critical accounting policy due to the amount of expenses associated with the issuance of stock options, restricted stock and restricted stock units which are granted to our employees, directors and consultants.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, with other members of Management, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Changes in internal control over financial reporting. Our Chief Executive Officer and our Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014. We concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2014 the Company issued a total of 378,750 shares of common stock to three members of Management according to the terms of their employment agreements. The shares, which were issued at various intervals as required in the agreements, were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in each contract. Accordingly, the Company recorded a total of approximately $134,000 as non-cash compensation expense.

In January 2014 the Company received $100,000 for issuing 387,597 shares of the Company’s common stock to an investor and board member for $0.258 per share. In April 2014, the Company received a total of $300,000 from two investors and board members for 1,162,791 shares of the Company’s common stock, or $0.258 per share.

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 19,560 warrants to the noteholders during the six months ended June 30, 2014. These five year warrants, with an exercise price of $1.89 were valued at $.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge to Additional Paid in Capital of approximately $15,000 during the six months ended June 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Debt and contractual obligations

We have commitments to pay investors approximately $20,076,000 of principal and $2,090,000 of accrued interest on various convertible notes, non-convertible notes and loans payable through June 30, 2014. We also owe approximately $1,297,000 in accounts payable, $1,475,000 in accrued liabilities, $609,000 of payroll related liabilities and a capital lease obligation of $162,000 as of June 30, 2014. In addition, as of June 30, 2014, we have commitments to pay approximately $3,190,000 to the sellers, recorded as consultant liability, as part of the initial acquisition of the 31 dental practices in Florida.

Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on approximately $2,021,000 of debt plus $1,391,000 of accrued interest as of June 30, 2014. On April 25, 2013 the Company restructured one note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the noteholder. The remaining principal of approximately $421,000 and accrued interest of $578,000 were restructured into a new note for approximately $999,000. The principal was due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, for every 120 days that the note remains unpaid the noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the due date. This penalty provision will not be in effect until 120 days after April 25, 2014.

In July 2013 the Company concluded a Forbearance Agreement with a holder of two of the Company’s notes. Under terms of the agreement the Company acknowledged that the two notes, totaling $180,000, are in default, along with approximately $77,000 in accrued interest and agreed to make a principal payment of $25,000. In return, the noteholder agreed that the Company would not be required to make any payments on principal or interest until March 15, 2014 at which time the notes would be paid in full. The noteholder further agreed that if the principal amounts were paid in full by March 14, 2014, the noteholder would waive all accrued but unpaid interest. The agreement stipulates that the notes would accrue interest at a rate of 12%. The agreement further stipulates that if, at any time that the notes are outstanding, the Company makes a secondary stock offering, the noteholder has the right to accept stock in the Company as full or partial payment for amounts owed under the notes. In that event, the amount to be credited against indebtedness will be 90% of the offering price of the stock received by the noteholder. The Company made the $25,000 principal payment in July 2013. The Company has not made any additional payments on this note as of the date of this report.

Pursuant to the Term Loan, interest shall accrue on the outstanding balance of the Term Loan at a rate of 11.50% per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13.50% per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2014, principal payments of $375,000 shall be due each quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $750,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to approximately $1,594,000 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. As of the date of this report the Company had not made the principal or interest payment due at June 30, 2014. Accordingly, the note is in default for the unpaid principal balance of $14,025,000 and accrued interest of $408,000. The Company is working with the lender to resolve the issue however no specific actions have yet been determined.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sebring Software, Inc.

Date August 14, 2014	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer

Date August 14, 2014	/s/ Larry Colton
Larry Colton, CFO
Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

