Form 10-Q
period 2014-09-30
Sebring Software, Inc.
filed 2014-11-13
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014 the registrant had 68,746,327 shares of common stock, $0.0001 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$23	$1,826
Patient Receivables, net of $267 allowance for doubtful accounts at both September 30, 2014 and December 31, 2013	496	230
Prepaid expense	32	157
Total current assets	551	2,213

Fixed Assets
Furniture, equipment and vehicles, net	3,195	3,704
Total Fixed Assets	3,195	3,704

Other Assets
Loans receivable - related parties, net of allowance of $447 and $147 at September 30, 2014 and December 31, 2013, respectively	57	139
Customer relationship value, net of $2,725 and $1,048 accumulated amortization at September 30, 2014 and December 31, 2013, respectively	14,380	16,057
Loan costs, net of $1,072 and $426 accumulated amortization at September 30, 2014 and December 31, 2013, respectively.	3,170	3,816
Goodwill	-	4,821
Deposits	58	21
Total Other Assets	17,665	24,854

Total assets	$21,411	$30,771

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,351	$867
Accrued liabilities	1,502	2,346
Accrued payroll related liabilities	435	550
Accrued interest payable	2,759	1,657
Warrant liability	1,310	4,452
Deferred revenue	3,877	2,737
Current portion notes payable and convertible notes payable, net of debt discount	5,296	4,012
Current portion notes payable and convertible notes payable-related parties	1,707	1,025
Current portion of lease obligations	98	89
Current portion of consultant liability	737	655
Total current liabilities	19,072	18,390

Lease obligation, net of current portion	40	107
Consultant liability, net of current portion	2,265	2,866
Deferred tax liability	-	2,147
Notes payable and convertible notes payable, net of current portion and debt discount	10,110	11,761
Notes payable and convertible notes payable, net of current portion-related parties	2,165	2,555
Total liabilities	33,652	37,826

Commitments and contingencies (Note 6)	-	-

EQUITY (DEFICIT)
Sebring Software, Inc. stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 10,000 authorized, none issued and outstanding
Common stock issued and to be issued, $0.0001 par value, 1,100,000,000 shares authorized, 68,746,327 and 66,687,189 shares issued and outstanding at
September 30, 2014 and December 31, 2013, respectively	7	7
Additional paid in capital	9,023	8,435
Accumulated deficit	(23,222)	(17,392)
Total Sebring Software, Inc. stockholders' equity (deficit)	(14,192)	(8,950)
Noncontrolling interest	1,951	1,895
Total equity (deficit)	(12,241)	(7,055)
Total liabilities and equity (deficit)	$21,411	$30,771

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(Amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Net dental practice revenue	$4,906	$3,301	$14,943	$5,957

Operating expenses:
Direct dental expenses - compensation	2,618	2,022	7,725	3,185
Direct dental expenses - other	1,476	1,066	4,404	1,678
Indirect dental expenses	1,352	777	3,343	1,269
Corporate compensation and benefits	180	375	640	823
Impairment of goodwill	-	-	2,596	-
General & administrative expenses	775	1,017	2,570	1,654
Total operating expense	6,401	5,257	21,278	8,609
Loss from operations	(1,495)	(1,956)	(6,335)	(2,652)

Other income (expense):
Gain (loss) on debt settlement	-	8	-	15
Gain/(loss) on warrant liability	1,205	1,061	3,142	(1,701)
Gain (loss) on foreign currency transactions	12	(9)	13	(4)
Other income	31	13	89	13
Interest expense	(911)	(646)	(2,585)	(1,518)
Total other income (expense), net	337	427	659	(3,195)
Net loss	(1,158)	(1,529)	(5,676)	(5,847)
Less: Net income (loss) attributable to the noncontrolling interest	54	89	154	236
Net loss attributable to Sebring Software, Inc.'s common stock	$(1,212)	$(1,618)	$(5,830)	$(6,083)

Net loss per share attributable to Sebring Software Inc.'s common stock - basic and diluted	$(0.02)	$(0.02)	$(0.09)	$(0.10)

Weighted average shares outstanding-Basic and Diluted	68,744,914	62,055,148	68,114,801	56,614,163

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc.

Statement of Changes in Equity (Deficit)

For the Nine Months Ended September 30, 2014

(unaudited)

 (Amounts in thousands, except share data)

					Total	Non-	Total
	Common Stock issued or to be issued		Additional	Accumulated	Stockholders'	Controlling	Equity
	Shares	Amount	Paid-in-capital	Deficit	Deficit	Interest	(Deficit)

Balance - December 31, 2013	66,687,189	$7	$8,435	$(17,392)	$(8,950)	$1,895	$(7,055)

Common stock issued for compensation	508,750	-	167	-	167	-	167

Issuance of penalty warrants on notes payable	-	-	21	-	21	-	21

Sale of common stock	1,550,388	-	400	-	400	-	400

Payment received-Note receivable-non controlling interest	-	-	-	-	-	57	57

Net loss attributable to non-controlling interest	-	-	-	-	-	(154)	(154)

Net loss for the period	-	-	-	(5,830)	(5,830)	153	(5,677)

Balance - September 30, 2014	68,746,327	$7	$9,023	$(23,222)	$(14,192)	$1,951	$(12,241)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30
	2014	2013

Cash flows from operating activities:
Net loss attributable to Sebring Software, Inc.	$(5,830)	$(6,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	153	236
Depreciation	559	229
Impairment of goodwill	2,596	-
Common stock issued for services	-	240
Common stock issued for interest	-	7
Common stock issued for compensation	167	254
Buyout noncontrolling interest member with note	-	(282)
Warrant liability	(3,142)	1,701
Gain on debt settlement	-	(7)
Amortization of loan costs	646	268
Amortization of contract value	-	-
Amortization of customer relationships	1,677	655
Amortization of debt discount	206	237
Issuance of penalty warrants in conjunction with notes	21	18
Changes in assets and liabilities:	-	-
Non-controlling interest	-	-
Prepaid expenses	124	(149)
Deposits	(38)	(5)
Patient Receivables	(188)	(167)
Accounts payable and accrued liabilities	(361)	(451)
Accrued payroll related liabilities	(115)	(273)
Accrued interest payable	1,102	652
Deferred revenue	1,140	320
Consultant liability	-	-
Net cash used in operating actives	(1,283)	(2,599)
Cash flows from investing activities:
Cash paid for business acquisition net of bank overdraft acquired	-	(400)
Proceeds from business acquisition	-	372
Loan receivable	83	(140)
Advances to managed dental practices	-	-
Due from orthodontic practices	-	-
Proceeds from sale of fixed assets	385	-
Purchase of furniture and equipment	(435)	(148)
Net cash used in investing activities	33	(316)
Cash flows from financing activities:
Payment of consultant liability	(519)	(263)
Bank overdraft	-	-
Loan costs	-	(2,178)
Proceeds from issuance of common of stock	400	342
Proceeds from issuance of notes payable	-	11,000
Proceeds from equipment loans	-	142
Repayment of notes assumed in OSM acquisition	-	(3,291)
Repayment of loans and advances	-	-
Distributions to non-controlling interest	(154)	-
Proceeds from note payable	593	-
Contributions of NCI equity holders	57	-
Proceeds from non-controlling interest	-	64
Payment of lease obligation	(57)	(25)
Repayment of notes payable	(873)	(1,453)
Proceeds (used in) provided by financing activities	(553)	4,338
Net (decrease) increase in cash	(1,803)	1,423
Cash, beginning of period	1,826	84
Cash, end of period	$23	$1,507
Supplemental Cash Flow Information:
Interest paid	$1,483	$793
Taxes paid	$-	$-
Supplemental Non-Cash Investing and Financing Activities:
Reduction in deferred tax liability, accounts receivable and goodwill	$2,225	$-
Common stock issued for compensation	$167
Common stock issued for acquisition	$-	$3,841
Common stock issued for payment of loan costs	$-	$69
Common stock issued for original issue discount on notes	$-	$247
Warrants issued as debt issuance costs	$-	$800
Warrants issued as debt discount	$-	$901

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014

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

Three and Nine Months Ended September 30, 2014

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

Recent Accounting Pronouncements – In August 2014 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

Other Accounting Pronouncements - Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Reclassification of Prior Period Amounts – Certain amounts in the comparative periods have been reclassified in the Company’s financial statements and related footnotes to conform to the current presentation.

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

Management has re-evaluated the purchase price allocation relating to deferred taxes and accounts receivable within the one year measurement period following the acquisition of dental related operations on April 25, 2013. Based on the results of this evaluation management determined to reduce the allocation of $2,147,000 to the deferred tax liability with a related reduction of goodwill. It was also determined that accounts receivable of $78,000 should be recorded which was also offset against goodwill.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014

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

Long-Lived Assets - The Company evaluates long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at September 30, 2014 pursuant to current accounting standards.

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

At September 30, 2014 and December 31, 2013, the Company’s warrant liabilities had a fair value of approximately $1,310,000 and $4,452,000, respectively. See Note 9 for more information regarding the Company’s warrant liability during the nine months ended September 30, 2014.

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

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company had a net loss of approximately $5.8 million of which $2.6 million was due to a write down of goodwill, net cash used in operations of $1.3 million for the nine months ended September 30, 2014, a working capital deficit of $18.5 million, stockholders’ deficit of $12.2 million and an accumulated deficit of $23.2 million at September 30, 2014. Furthermore, because the Company was unable to make the required principal and interest payments under its term loan and a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on approximately $17 million in principal and $2.6 million in accrued interest as of September 30, 2014. Management is currently working to obtain the necessary financing and are exploring opportunities in both the debt and equity sectors.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014

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

3. Furniture, EQUIPMENT and VEHICLES, net

Furniture, equipment and vehicles consisted of the following:

	September 30, 2014	December 31, 2013
	(000 omitted)	(000 omitted)
Furniture and fixtures	$457	$452
Vehicles	96	96
Dental equipment	2,604	2,469
Computers and phone systems	779	749
Leasehold improvements	284	134
Construction in progress	0	269
Furniture , equipment and vehicles	4,220	4,169
Accumulated depreciation	(1,025)	(465)
Furniture, equipment and vehicles, net	$3,195	$3,704

Depreciation expense for the nine months ended September 30, 2014 was approximately $559,000. Included above are phone systems under capital leases with a net book value at September 30, 2014 of approximately $138,000.

4. BORROWINGS

The Company has financed its operations mainly through the issuance of notes and convertible notes payable. Borrowings consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(000 omitted)	(000 omitted)

Term Loan	$14,025	$14,589
Convertible notes payable	5,185	5,185
Equipment & vehicle notes payable	272	283
Other notes payable	880	587
Total borrowings	20,362	20,644
Less: Debt discount, net of interest amortization	(1,084)	(1,291)
Total borrowings, net of debt discount	19,278	19,353
Less: Related party notes payable	(3,872)	(3,580)
Total borrowings, net of related party notes	15,406	15,773
Less: Current portion of long term debt	(5,296)	(4,012)
Notes payable, net of current portion	$10,110	$11,761

Total related party notes	$3,872	$3,580
Less: Current portion of related party notes	(1,707)	(1,025)
Related party notes, net of current portion	$2,165	$2,555

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014

(Unaudited)

Term Loan

In 2013, the Company received financing of $15,000,000 for a note with the proceeds used for acquisitions and general working capital. As of the date of this report the Company had not made the principal or interest payment due at June 30 or September 30, 2014. Accordingly, the note is considered in default for the unpaid principal balance of $14,025,000 and accrued interest of approximately $892,000. Upon the occurrence of any event of default, the lender may, declare all obligations to be immediately due and payable, without presentment, demand, protest or other requirements of any kind. The Company is working with the lender to resolve the issue, however, although efforts continue, no specific actions have yet been determined.

The Company incurred approximately $4.2 million in loan costs consisting of cash payments due to the lender in the amount of approximately $3,156,000 (including $250,000 that was to be paid by May 30, 2014) and approximately 4.7 million five-year warrants issued to a loan placement agent, exercisable at $0.22 per share, which were valued at their fair value of $1,085,000 in conjunction with the Loan Agreement. The loan costs are recorded as debt issue costs to be amortized over the term of the debt. During the nine months ended September 30, 2014, a total of approximately $494,000 was recorded as amortization expense. As of November 13, 2014 the Company had not made the May 30, 2014 $250,000 payment.

Convertible Notes Payable

The Company has a total of $5,185,000 of convertible notes payable outstanding. This total includes several past due notes totaling approximately $1,655,000 in principal and approximately $1,370,000 in accrued but unpaid interest which are currently in default subject to notification by the lenders. Also included in convertible notes payable at September 30, 2014 is a restructured note, in the amount of approximately $999,000 which the Company had been notified by the lender of default. This note also has approximately $281,000 of accrued but unpaid interest in default. This restructured note was accounted for as a debt extinguishment in 2013, resulting in no gain or loss.

Three convertible notes were issued in conjunction with the December 2013 acquisitions. These notes, which total $2,531,000, were issued with interest rates from 6% to 7% and mature in 2016.

No amounts have been recorded relating to stock settled debt, derivatives or beneficial conversion values since all such convertible notes are convertible contingent upon the occurrence of future events under control of the Company.

Of the total convertible notes payable, approximately $3.4 million are with related parties.

Equipment and Vehicle Notes Payable

In connection with the April 25, 2013 merger, the Company assumed a note payable in the amount of approximately $160,000. The note bears interest at 5%, requires monthly payments of approximately $7,000 through March 2015. During the year ended December 31, 2013, the Company executed several notes payable to a bank to acquire orthodontic equipment in the aggregate amount of approximately $161,000. These notes bear interest at rates ranging from 3.5% to 7%, are secured by the equipment, and require aggregate monthly payments of approximately $3,300 through 2018. During the nine months ended September 30, 2014 the Company executed notes for additional orthodontic equipment of approximately $93,000. These notes bear interest at approximately 4.5%. The remaining notes in this category are loans for vehicles purchased in 2013 that mature in 2016 with interest of 3.9%. The notes have monthly principal and interest payments of approximately $1,000. Total amounts owed under these equipment and vehicle notes payable at September 30, 2014 and December 31, 2013 was approximately $272,000 and $283,000 respectively.

Other Notes Payable

Other notes payable includes several unsecured past due notes totaling $165,000 in principal at September 30, 2014 and December 31, 2013 with interest payable at rates ranging from 10% to 12%. Although the Company has not made any principal payments as of September 30, 2014, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.

Also included in other notes payable is a non-interest bearing loan in the amount of $35,000 at September 30, 2014 and December 31, 2013.

Other notes payable at September 30, 2014 includes notes issued to related parties as follows:

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014

(Unaudited)

In connection with the April 25, 2013 merger, the Company assumed a 6.5% note payable for approximately $120,000 to a holder of a non-controlling interest. The note requires monthly payments of approximately $4,600 through July 2015. The balance of the note at September 30, 2014 and December 31, 2013 was approximately $45,000 and $84,000, respectively.

In the third quarter of 2013, the Company issued a 5.25% note payable in the amount of approximately $255,000 to a holder of a non-controlling interest as part of a transaction to re-acquire the non-controlling interest. The note requires monthly payments of approximately $11,000 through July of 2015. The balance of the Note at September 30, 2014 and December 31, 2013 was approximately $109,000 and $205,000, respectively.

In connection with a December 2013 acquisition, the Company issued a 6.25% note payable in the amount of $100,000 to the seller. The note requires monthly payments of approximately $9,000 through December 2014. The balance of the note at September 30, 2014 and December 31, 2013 was approximately $26,000 and $100,000, respectively.

In April 2014, the Company received $200,000 on a note from a board member. The note matures on June 30, 2014 and has a simple interest rate of 8%. As of November 13, 2014 the Company had not made any principal payments on this note.

In July 2014, the Company received $300,000 on two notes from two board members. The notes mature in July 2015 and have a simple interest rate of 8%. As of November 13, 2014 the Company had not made any payments on these notes.

5. LOANS RECEIVABLE

The Company has paid amounts totaling approximately $137,000 at September 30, 2014 that are obligations of sellers in the AAR Acquisition. Additionally, the Company has advanced amounts totaling approximately $351,000 to an entity that it provides dental practice management services and approximately $14,000 to other related parties. In August 2014 the Company terminated its relationship with the entity to which it was providing dental management services and is currently attempting to recover the previously advanced amounts owed by this entity. Although the Company is pursuing all options available to recover the amounts owed, an allowance in the amount of approximately $447,000 has been recorded at September 30, 2014 related to all of these loans receivable.

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

Under the second agreement, the Advisor has been retained in connection with a Private Placement transaction. The agreement provides for compensation to be earned by the Advisor in the form of a success fee and issuance of warrants based on a percentage of the aggregate securities sold in the placement. The Company is obligated to pay the fees for any transaction completed during the term of the agreement or for a period of 12 months after termination of the agreement for any transactions completed by the Company with parties introduced by the Advisor. The Advisor has preferential rights to provide financing for any transaction closed during the term of the agreement, or for a period of 24 months after expiration of the agreement. This agreement is still in effect as of November 13, 2014.

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

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014

(Unaudited)

Consultant Liability - As a result of the April 25, 2013 merger the Company entered into consulting agreements with two individuals for an initial period of three years which automatically renew for an additional two years unless otherwise terminated under the terms of the agreements. The amounts payable under the consulting arrangements were deemed to be additional consideration for the merger. These payments were recorded as “consultant liability” at its net present value of approximately $3,932,000 at the acquisition date. As of September 30, 2014, the remaining consultant liability totals approximately $3.0 million. Of this amount, approximately $737,000 is reflected as a current liability at September 30, 2014.

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

Equipment Leases

The Company also has leases for software and telephone systems related to the Practices. The software lease is classified as an operating lease and requires monthly payment of approximately $7,000 through February of 2015. The telephone systems lease is classified as a capital lease. Future payments required under the lease are as follows:

(000 omitted)
Through September 31, 2014	$24
September 30, 2015	93
September 30, 2016	17
September 30, 2017	14
September 30, 2018	3
Total	151
Less amounts representing interest	(13)
Capital lease obligation	138
Less current portion	(98)
Long term capital lease obligation	$40

7. EQUITY TRANSACTIONS

During the nine months ended September 30, 2014 the Company issued a total of 508,750 shares of common stock to three members of management according to the terms of their employment agreements. The shares, which were issued at various intervals as required in the agreements, were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in each contract. Accordingly, the Company recorded a total of approximately $167,000 as non-cash compensation expense.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014

(Unaudited)

In January 2014 the Company received $100,000 for issuing 387,597 shares of the Company’s common stock to an investor and board member for $0.258 per share. In April 2014, the Company received a total of $300,000 from two investors and board members for 1,162,791 shares of the Company’s common stock, or $0.258 per share.

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue a total of 26,920 warrants to the noteholders during the nine months ended September 30, 2014. These five year warrants, with an exercise price of $1.89 were valued at $.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge to Additional Paid in Capital of approximately $21,000 during the nine months ended September 30, 2014.

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

The Company recorded the noncontrolling interest at the April 2013 acquisition date in the amount of approximately $2,067,000 as the estimated fair value. The amount of the Company's net income (loss) allocable to the non-controlling interest equity holders is based on the specific performance of their respective operating entity and is distributed to them on a quarterly basis. During the nine months ended September 30, 2014 capital contributions in the amount of approximately $57,000 were received from the NCI equity holders and approximately $154,000 of net income was allocated and is distributable to the NCI equity holders.

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

8. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the nine months ending September 30, 2014 during which the Company reported a net loss, 11,393,607 warrants and 1,628,953 shares issuable under conversion features of convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive.

9. WARRANTS FOR COMMON STOCK AND WARRANT LIABILITY

Warrants issued during the nine months ended September 30, 2014 were issued under a continuation agreement calculated according to the following assumptions:

Estimated fair value of underlying common stock	$0.13-$0.33
Exercise price	$1.89
Expected life (years)	5.0
Risk-free interest rate	1.04%
Expected volatility	174%
Dividend yield	-

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

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014

(Unaudited)

Warrants Without Ratchet Provisions:

During the nine months ended September 30, 2014 a total of 26,920 warrants were issued under a continuation agreement according to the factors calculated at the time of inception. The expense and credit to additional paid-in capital for the nine months ended September 30, 2014 was approximately $21,000.

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

A Summary of the Company’s warrant activity for warrants without ratchet provisions for the nine months ended September 30, 2014 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	6,685,836	$1.89
Issued or Issuable	26,920	$1.89
Cancelled or Expired	-	-
Exercised	-	-
Outstanding at end of period	6,712,756	$.15	8.39
Exercisable at end of period	6,712,756	$.15	8.39

At September 30, 2014 the intrinsic value of the outstanding warrants was approximately $718,000.

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

A Summary of the Company’s warrant activity for warrants with ratchet provisions for the nine months ended Septmber 30, 2014 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	4,680,851	$.26
Issued or Issuable	-	-
Exercised	-	-
Canceled or expired	-	-
Addition due to ratchet trigger
Outstanding at end of period	4,680,851	$.23	3.69
Exercisable at end of period	4,680,851	$.23	3.69

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2014

(Unaudited)

At September 30, 2014 the intrinsic value of the outstanding ratchet warrants was $0.

The activity in the warrant liability (a Level 3 classification in the fair value hierarchy) for the nine months ended September 30, 2014 is as follows:

(000 Omitted)
Warrant liability-December 31, 2013	$4,452
Additional liability due to new grants	-
Gain on changes in fair market value	(3,142)
Warrant liability-September 30, 2014	$1,310

Changes in the fair market value of these warrant liabilities resulted in a gain totaling approximately $3,142,000 for the nine months ended September 30, 2014.

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

12. Subsequent Events

In October 2014 the Company received a total of $300,000 from an investor and board member in exchange for a promissory note.

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

Overview

Prior to the Company entering the Dental Practice Management (“DPM”) industry on April 26, 2013 we were a development stage software solutions enterprise through 2013 and up to April 26, 2013 and accordingly had not earned any revenue until the second quarter of 2013. The Company reported its audited financial statements for the operating period of April 26, 2013 until December 31, 2013 in its 10K annual report filed with the Securities Exchange Commission on March 31, 2014.

Our designed purpose is to continue growing in the Dental Practice Management industry and utilize our software connectivity product to reduce the costs associated with different software packages used by dental practices. DPM companies combine acquisition and organic growth to boost revenues while instilling best practice management infrastructure to increase the dental practices’ profitability. Capital and cost efficiency have driven the dental services industry to join DPM companies rather than remain as sole practitioners. Most DPMs and dental practices use different software packages. The Company plans to use software solutions to substantially reduce the cost of DPMs data entry.

With the presence in the DPM market the Company presently has 38 affiliated practices in the states of Florida and Arizona. The Company plans to boost revenues and substantially reduce costs through increased efficiencies through the use of software solutions and best practice management techniques as well as additional affiliated practices.

Results of Operations

Results of Operations for the three and nine months ending September 30, 2014 compared to the three and nine months ending September 30, 2013

During the three and nine months ended September 30, 2014, the Company recorded revenues of $4,906,000 and $14,943,000, respectively. This is compared to $3,301,000 and $5,957,000 of revenues recorded respectively in the three and nine months ended September 30, 2013. This revenue was earned from general dental practice and is the result of the acquisitions in April and December 2013 of dental practices and a dental practice management company according to the Company’s strategic plan.

The Company incurred direct dental costs in the three and nine months ended September 30, 2014 of $2,618,000 and $7,725,000, respectively, which were primarily for employee compensation and benefits in the dental practices. Direct dental costs for compensation were $2,022,000 and $3,185,000 respectively during the three and nine months ended September 30, 2013. Expenses began to be incurred in April 2013 as a result of the acquisition of the dental practices and the dental management company. In addition, other direct dental costs of $1,476,000 for the three months ended September 30, 2014 and $4,404,000 for the nine months ended September 30, 2014 were incurred for expenses in the dental practices which included items such as lab expense, dental implants and other supplies and certain rents. Costs for these items in the three and nine months ended September 30, 2013 were $1,066,000 and $1,678,000 respectively. Increases in these costs in 2014 were primarily related to the increased revenue recorded in 2014 as well as additional revenue associated with the December 2013 acquisitions. Indirect dental expenses of $1,352,000 and $3,343,000 for the three and nine months ended September 30, 2014 respectively were incurred at the dental practices for other expenses such as computer expense, telecommunications costs, cleaning expenses, repairs and maintenance, utilities and other general office expenses. Expenses for these items for the three and nine months ended September 30, 2013 were $777,000 and $1,269,000 respectively. These costs were higher in 2014 due primarily to the additional costs associated with the December 2013 acquisitions. The Company did not produce any revenue or incur any such expenses until the April, 2013 acquisition of the dental practices and dental management company. Prior to the dental practices and dental management company acquisitions the Company was a development stage enterprise.

Corporate compensation and benefits decreased from $823,000 in the nine months ended September 30, 2013 to $640,000 for the nine months ended September 30, 2014. These costs decreased from $375,000 in the three months ended September 30, 2013 to $180,000 for the three months ended September 30, 2014. The decreases are primarily the result of the reduction of corporate staff.

General and administrative expenses decreased $242,000 from $1,017,000 for the three months ended September 30, 2013 to $775,000 for the three months ended September 30, 2014. For the nine months ended September 30, 2014 general and administrative expense was $2,570,000 compared to $1,654,000 for the nine months ended September 30, 2013.These increases were primarily due to the amortization costs of our Customer Relationships as well as due to the Company incurring higher costs for consulting, accounting and other professional fees necessary to facilitate and consummate the dental practice acquisitions as well as additional costs for travel, communication and filing fees. The decrease in the third quarter of 2014 compared to the same period in 2013 was primarily the result of less professional and accounting fees incurred in 2014.

Interest expense increased from $646,000 for the three months ended September 30, 2013 to $911,000 for the three months ended September 30, 2014. For the nine months ended September 30, 2014 interest expense was $2,585,000 compared to $1,518,000 for the nine months ended September 30, 2013. The increase was primarily due to the interest on a Term Loan to fund the acquisitions as well as additional interest expense incurred from amortizing a portion of the debt discount associated with certain notes and warrants and the amortization of debt issuance costs incurred with the consummation of the term loan.

The $3,142,000 gain on warrant liability relates to the change in fair value of the warrant liability from December 31, 2013 to September 30, 2014. The warrants issued with the Term Loan were classified as a liability due to certain provisions in such warrants and must be marked up or down to fair value at each reporting date. The Company also recorded a charge for goodwill impairment of $2,596,000 as a result of a re-measurement at June 30, 2014 due to the reduction in the Company’s stock price.

 Inflation and seasonality

We do not believe that inflation or seasonality will significantly affect our results of operations.

Liquidity and capital resources

Our cash and liquidity resources have been provided by investors through convertible and non-convertible notes, loans payable and the sale of our common stock as well as cash provided from our dental practice management operations. During the nine months ended September 30, 2014 we received $400,000 from the sale of our stock and $500,000 from the issuance of notes. These cash investments have been used primarily for general and administrative expenses including management compensation.

In 2013, management acquired or gained financial control of a dental practice management company and 38 dental practices in the states of Florida and Arizona. Financial control of these practices is expected to provide material positive cash flow to the Company. Furthermore, approximately $5.2 million of the current liabilities at September 30, 2014 are warrant liabilities and deferred revenue which we believe are unlikely to result in a cash outlay over the next twelve months. In order to meet our obligations when they come due, however, a capital infusion of approximately $2.9 million will be necessary. We are currently working to obtain the necessary financing and are exploring opportunities in both the debt and equity sectors. However, there is no guaranty that we will be successful in obtaining additional funding or that funding received will be sufficient to meet our current obligations.

Debt and contractual obligations

We have commitments to pay investors $20,362,000 of principal and $2,759,000 of accrued interest on various convertible notes, non-convertible notes and loans payable through September 30, 2014. Of the $20,362,000 in principal amount outstanding as of September 30, 2014, $3,380,000 of that amount consists of convertible and non-convertible notes which debt was incurred by the Company when it was a development stage enterprise and is referred to by Management as legacy debt. A majority of the debt was incurred prior to 2012. The note holders are largely individuals including current directors of the Company. Because the Company was unable to make the required principal and interest payments under a number of these notes payable, it was in potential default (subject to lender notifying the Company of default) on approximately $3,019,000 of debt plus $1,739,000 of accrued interest as of September 30, 2014. Certain of the notes have been restructured or the Company has entered into a Forbearance Agreement with selected note holders.

The other debt component consists of a Term Loan from an institutional investor in the principal amount of $14,025,000. Pursuant to the Term Loan, interest shall accrue on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2014, principal payments of $375,000 shall be due each quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $750,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to $1,594,000 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. As of the date of this report the Company had not made the principal or interest payments due on June 30 or September 30, 2014. Accordingly, the note is considered in default for the unpaid principal balance of $14,025,000 and accrued interest of $892,000. The Company is working with the lender to resolve the issue however no specific actions have yet been determined.

The Company also has a total of $2,957,000 of notes for equipment financing and acquisitions that are current and not in default.

In addition to the foregoing, we also owe $1,351,000 in accounts payable, $1,502,000 in accrued liabilities, $435,000 of payroll related liabilities and a capital lease obligation of $138,000 as of September 30, 2014. In addition, as of September 30, 2014, we have commitments to pay $3,002,000 to the sellers, recorded as consultant liability, as part of the initial acquisition of the 31 dental practices in Florida.

Management Agreement - The Company has management contracts with five key members of management with lengths ranging from one to three years. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of $1,362,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition, the contracts have Equity Participation clauses whereby the employees have been awarded a total of 1,100,000 shares of restricted stock that will be distributed to the employees in in equal installments over periods ranging from two to five years.

We have also committed to pay various stock compensation and finder fees to entities that are raising funds on the Company’s behalf. Those funds are payable in the event that they are successful in raising capital.

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

Goodwill is tested for impairment at a reporting unit level on at least an annual basis in accordance with the subsequent measurement provisions of the accounting guidance for goodwill. The Company defines a reporting unit based upon its management structure for services provided in specific regions of the United States. The testing for impairment is completed using a three-step test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to determine the amount of any impairment loss. The Company uses income and market-based valuation approaches to determine the fair value of its reporting units. These approaches focus on discounted cash flows and market multiples based on the Company’s market capitalization to derive the fair value of a reporting unit. The Company also considers the economic outlook for the dental services industry and various other factors during the testing process, including local market developments and other publicly available information. Due to the decrease in the Company’s stock price, at June 30, 2014 the Company re-measured goodwill and determined that an impairment existed and accordingly took an impairment charge of $2,596,000 reducing the amount of goodwill to zero.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, with other members of Management, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Changes in internal control over financial reporting. Our Chief Executive Officer and our Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014. We concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2014 the Company issued a total of 130,000 shares of common stock to two members of Management according to the terms of their employment agreements. The shares, which were issued at various intervals as required in the agreements, were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in each contract. Accordingly, the Company recorded a total of $33,000 as non-cash compensation expense.

As a result of requirements under the terms of previously issued convertible notes (referred to as legacy debt), the Company agreed to issue a total of 7,360 warrants to the noteholders during the three months ended September 30, 2014. These five year warrants, with an exercise price of $1.89 were valued at $.79 per warrant under calculations performed using the Black-Scholes pricing model and resulted in a charge to Additional Paid in Capital of $6,000 during the three months ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have commitments to pay investors $20,362,000 of principal and $2,759,000 of accrued interest on various convertible notes, non-convertible notes and loans payable through September 30, 2014. Of the $20,362,000 in principal amount outstanding as of September 30, 2014, $3,380,000 of that amount consists of convertible and non-convertible notes which debt was incurred by the Company when it was a development stage enterprise and is referred to by Management as legacy debt. A majority of the debt was incurred prior to 2012. The note holders are largely individuals including current directors of the Company. Because the Company was unable to make the required principal and interest payments under a number of these notes payable, it was in potential default (subject to lender notifying the Company of default) on approximately $3,019,000 of debt plus $1,739,000 of accrued interest as of September 30, 2014. Certain of the notes have been restructured or the Company has entered into a Forbearance Agreement with selected note holders.

The other debt component consists of a Term Loan to an institutional investor in the principal amount of $14,025,000. Pursuant to the Term Loan, interest shall accrue on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. Beginning on June 30, 2014, principal payments of $375,000 shall be due each quarter. Beginning on June 30, 2015 the quarterly principal payments shall increase to $750,000 per quarter. Beginning on June 30, 2017, the quarterly principal payments shall increase to $1,594,000 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. As of the date of this report the Company had not made the principal or interest payments due on June 30 or September 30, 2014. Accordingly, the note is considered in default for the unpaid principal balance of $14,025,000 and accrued interest of $892,000. The Company is working with the lender to resolve the issue however no specific actions have yet been determined.

The Company also has a total of $2,957,000 of notes for equipment financing and acquisitions that are current and not in default.

In addition to the foregoing, we also owe $1,351,000 in accounts payable, $1,502,000in accrued liabilities, $435,000 of payroll related liabilities and a capital lease obligation of $138,000 as of September 30, 2014. In addition, as of September 30, 2014, we have commitments to pay $3,002,000 to the sellers, recorded as consultant liability, as part of the initial acquisition of the 31 dental practices in Florida.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sebring Software, Inc.

Date November 13, 2014	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer

Date November 13, 2014	/s/ Larry Colton
Larry Colton, CFO
Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

