Form 10-K
period 2014-12-31
Sebring Software, Inc.
filed 2015-04-15
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014: $17,540,082.

As of April 13, 2015, the registrant had 68,886,327 shares of common stock, $0.0001 par value per share, issued and outstanding.

Documents incorporated by reference: None

PART I

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-K, including disclosure under “Management’s Discussion and Analysis or Plan of Operation, ” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “ Securities Act ”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act ”), and the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact contained in this Periodic Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “ anticipates, ” “ believes, ” “ can, ” “ continue, ” “ could, ” “ estimates, ” “ expects, ” “ intends, ” “ may, ” “ plans, ” “ potential, ” “ predicts, ” or “ should, ” or the negative of these terms or other comparable terminology.  Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as expressly required by law.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our securities, you should be aware of the possibility of known and unknown events, some of which are described elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.  Unless otherwise stated, references in this Form 10-K “ we ”, the “ Company, ” “ us ” or “ Sebring ”, refer to Sebring Software, Inc., formerly Sumotext Incorporated.  References in this Form 10-K, unless another date is stated are to December 31, 2014.

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

The Industries

Dental Servics

The U.S. dental services industry is a large, stable and growing segment of the health care industry. According to IBIS World Industry Report 62121, total U.S. dental services expenditures in 2014 exceed $124 billion. Nationwide spending on dental services has increased from at a 2.7% CAGR between 2009-2014, and are projected to increase at a 3% CAGR through 2019 to $145 billion. Profitability has increased from 15.2% in 2009 to an estimated 16.6% in 2014, due largely to the trend of practices joining DPM companies. The dental services industry has traditionally been non-cyclical or less susceptible to broader market declines, largely because dental visits and expenditures are often driven by medical problems, which are too painful to ignore, regardless of the economic environment. In addition, the industry is also benefiting from favorable demographic trends, improvements in technology and a growing awareness of the importance of oral hygiene. Critical drivers in the growth and stability of dental care spending include: an aging population that requires increased dental care, an increased understanding of the health benefits afforded by dental care, and a focus on cosmetic dental procedures as a means to improve appearance.

Software Solutions

In North America there are approximately 47,300 corporations with more than 500 employees each (Bureau of Labor Statistics, 2006) just within the manufacturing sector alone. According to the Gartner Group (a leading manufacturing industry watch group), up to 80% of all " Internet enabled " applications will use RIA technology within the next few years (“ Management Update: Rich Internet Applications Are the Next Evolution of the Web ” ; Published May 11, 2005 by the Gartner Group, ID Number G00127774).

Additionally, there are 9,100 main offices in banking with more than 72,000 branches. In the insurance industry, there are 1,023 underwriting companies and 975 major carriers. These businesses combined with state and local government agencies are viable customers for the Company’s software solutions (US Dept. of Commerce).

According to two 2009 reports by Forrester Research, Inc. ("The State of Enterprise Software: 2009" and "The State of SMB Software: 2009 "), of more than 2,200 IT executives and technology decision-makers in North America and Europe, “ Modernizing key legacy applications is the top software initiative for businesses this year. ”  Costs of operating large legacy applications makes businesses unsustainable, results from the survey show that firms are seeking efficient ways to modernize.

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

The U.S. dental services industry is a large, stable and growing segment of the health care industry. According to IBIS World Industry Report 62121, total U.S. dental services expenditures in 2014 exceed $124 billion. Nationwide spending on dental services has increased at a 2.7% CAGR between 2009-2014, and is projected to increase at a 3% CAGR through 2019 to $145 billion. Profitability has increase from 15.2% in 2009 to an estimated 16.6% in 2014, due largely to the trend of practices joining DPM companies. The dental services industry has traditionally been non-cyclical or less susceptible to broader market declines, largely because dental visits and expenditures are often driven by medical problems, which are too painful to ignore, regardless of the economic environment. In addition, the industry is also benefiting from favorable demographic trends, improvements in technology and a growing awareness of the importance of oral hygiene. Critical drivers in the growth and stability of dental care spending include: an aging population that requires increased dental care, an increased understanding of the health benefits afforded by dental care, and a focus on cosmetic dental procedures as a means to improve appearance.

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

The Company plans to grow through a combination of acquisitions, office consolidations and organic growth to establish itself as the dental healthcare provider of choice in its initial target markets of Arizona and Florida. At year-end 2014, the Sebring network included 39 practice locations that employ over 160 highly-trained dentists, hygienists and employees that provide comprehensive, convenient and high quality general dentistry and specialty services such as periodontics, endodontics, pedodontics, prosthodontics, orthodontics and oral surgery. Sebring supports affiliated dental practices in all non-clinical aspects of dental practice, including staffing, patient scheduling, billing and collections, financial reporting and analysis, group purchasing, payroll, marketing, education, training and management information systems, enabling affiliated dentists to focus exclusively on delivering high quality patient care. The Company has invested extensively into centralized back-office operations and will be able to utilize its scale to obtain favorable payer reimbursement and pricing from third-party vendors for dental office expenditures, such as dental equipment, drugs, supplies and lab fees. In addition to favorable payer pricing and direct cost savings, Sebring achieves operating efficiencies by sharing best practices across its dental practice locations. The Company’s operating and growth strategy is built around offering solo practitioners and small practices an opportunity to maximize operational and financial opportunities as part of an affiliated group.

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

Employees

We currently have a total of 163 employees. Our employees are not party to any collective bargaining agreement.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

We maintain our corporate office under a month to month lease encompassing approximately 540 square feet of space at 1400 Cattlemen Rd., Suite A, Sarasota, Florida 34232 at a rate of $856 per month. In addition, we lease approximately 5,460 square feet at 13535 Feather Sound Drive, Suites 100 and 110, Clearwater, Florida 33762 for our accounting and general operations. This lease, which runs through 2019, had a cost of approximately $9,300 per month in 2014.

As of the date of this report, we managed a total of 39 dental practice locations with 35 in Florida and 4 in Arizona.  The offices typically are located either in shopping centers, professional office buildings or stand-alone buildings. The offices typically range in size from 1,200 square feet to 5,000 square feet and have lease expiration dates with various times through 2023.

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

In January 2015 a lawsuit was initiated against the Company in the Supreme Court of the State of New York, County of New York whereby an investor relations consultant claims he is owed stock compensation under a May 7, 2010 consulting agreement. The agreement describes 800,000 shares of common stock to be issued as compensation to the consultant along with $40,000 cash due upon signing of the agreement, an additional cash payment of $34,500 was due on May 21, 2011. Management asserts that no services were performed and no shares or other compensation is due to the consultant. In March 2015 the Company filed a pre-answer motion to dismiss the action for lack of personal jurisdiction. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company's financial position. No liability has been accrued for this claim as of December 31, 2014.

In 2013 a subsidiary of the Company, Sebring Dental of Arizona (SDA) entered into an agreement to manage the dental practice of a third party. In August 2014, under the provisions of the agreement, SDA terminated its relationship with the practice. The owner of the practice demanded an arbitration to recover damages alleged to have resulted from the termination. The Company considers this damage claim to be without merit, and has initiated a counterclaim to recover amounts due to SDA for services performed under the terms of the agreement. The matter is currently in the initial stages of arbitration. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No liability has been accrued for this claim as of December 31, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 29, 2009, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“ OTCBB ”) under the symbol SMXI.OB; however, a limited number of shares of our common stock have traded to date and there is currently a limited public market for our common stock.  The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.  The values listed below retroactively reflect our Forward Splits as described above.  There was no trading in the Company’s common stock prior to October 4, 2010.

Quarter Ended	High	Low
December 31, 2014	$.15	$.07
September 30, 2014	$.25	$.09
June 30, 2014	$.45	$.25
March 31, 2014	$.44	$.25
December 31, 2013	$.50	$.41
September 30, 2013	$.59	$.40
June 30, 2013	$.59	$.15
March 31, 2013	$.20	$.10

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

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 1,100,000,000 shares of common stock, $0.0001 par value per share (“Common Stock”) and 10,000,000 shares of preferred stock, $0.0001 par value per share (“ Preferred Stock ”).

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

As of December 31, 2014, we had 68,876,327 shares of common stock outstanding held by approximately 72 active shareholders of record.

Preferred Stock

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors (“ Board of Directors ”) prior to the issuance of any shares thereof.  Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.  The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the Directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

As of December 31, 2014, we had no shares of preferred stock issued or outstanding.

Options and Warrants

As of December 31, 2014 the Company had issued 725,416 warrants to holders of our convertible notes according to the terms of the outstanding notes.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2014 the Company issued a total of 638,750 shares of restricted common stock to members of management according to the terms of their employment agreements. The shares, which were issued at various intervals as required in the agreements, were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in each contract. Accordingly, the Company recorded a total of approximately $184,000 in 2014 as non-cash compensation expense.

In January 2014 the Company issued 387,597 shares to a related party for $100,000 or $0.258 per share.

In April 2014 the Company issued 1,162,791 shares to related parties for $300,000 or $0.258 per share.

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

With the presence in the DPM market the Company presently has 39 affiliated practices in the states of Florida and Arizona. The Company plans to boost revenues and substantially reduce costs through increased efficiencies through the use of software solutions and best practice management techniques as well as additional affiliated practices.

Results of Operations

Results of Operations for the year ended December 31, 2014 compared to the year ended December 31, 2013

Dental practice revenue for the year ended December 31, 2014 was $20,003,000, an increase of $10,796,000 over $9,207,000 of dental practice revenue for 2013. The increase is attributable to the Company being a development stage enterprise prior upon its entry into the area of dental practice management in April of 2013. Prior to that the Company did not generate any revenue or incur any such expenses. 2014 includes the operatons of 38 practices for a full year plus an additional practice location opened during the year, whereas 2013 includes the operations for each practice from its acquisition date, which occurred at various times throughout 2013, including 5 that were acquired at or near the end of the year.

Direct dental costs for the year ended December 31, 2014 were $10,464,000, or 52.2 % of dental practice revenue, compared to direct dental costs of $4,603,000 or 50.0% of dental practice revenue for 2013. Direct dental costs consist primarily of doctor and employee compensation and benefits in the dental practices. The increase in 2014 is attributable to 2014 representing a full years’ operations for the dental practices compared to a partial year in 2013.

Other direct dental costs for the year ended December 31, 2014 were $5,605,000, or 27.9 % of dental practice revenue compared to $2,529,000 or 27.5% of dental practice revenue for 2013. These costs consist of items such as lab expense, dental implants, clinical supplies and facility costs. The increase is attributable to a 2014 representing a full years’ operations for the dental practices compared to a partial year in 2013.

Indirect dental expenses for the year ended December 31, 2014 were $4,566,000, or 22.8 % of dental practice revenue compared to $2,174,000 or 23.6% of dental practice revenue for 2013 in 2013. These are costs incurred at the dental practices for other expenses such as computer expense, telecommunications costs, and other general office expenses. The increase is attributable to a 2014 representing a full years’ operations for the dental practices compared to a partial year in 2013.

Corporate compensation and benefits decreased $289,000 from $1,087,593 or 11.8% of revenue for the year ended December 31, 2013 to $799,000 or 4.0% of revenue for the year ended December 31, 2014. The decrease is primarily due to the decrese in non-cash compensation expense recorded with the issuance of restricted common shares issued to management in accordance with employment agreements.

General and administrative expenses increased $598,000 from $2,707,000 or 29.4% of revenue for the year ended December 31, 2013 to $3,305,000 or 16.5% of revenue for the year ended December 31, 2014. This increase was primarily due to the amortization costs of our Customer Relationships for a full year compared to a partial years in 2013. The increased general and administrative expenses resulting from a full years’ operations of the dental practices were offset by a decrease in costs for consulting, accounting and other professional fees necessary to facilitate and consummate the dental practice acquisitions in 2013.

Loss from operations was $7.8 million, or 39.0% of revenue compared to $3.9 million or 42.3% of revenue in 2013. Included in loss from operations for 2014 is a non-recurring charge of $3.1 million for impairment of goodwill and other intangible assets. Also contributing to the loss from operations is the expense of amortizing acquired customer relationships of $2.2 million and $1.0 million for 2014 and 2013, respectively.

Interest expense increased from $2,314,000 for the year ended December 31, 2013 to $3,535,000 for the year ended December 31, 2014. The increase was primarily due to the interest on a Term Loan of $15 million incurred in April 2013 to fund the acquisitions as well as additional interest expense from the amortization of debt issuance costs incurred with the consummation of the term loan, for 12 months in 2014 compared to 8 months in 2013. Interest expense also includes amortization of the debt discount associated with certain notes and warrants, as well as compound interest and penalty warrants due under certain past due Notes Payable.

The gain of $3,319,000 and on warrant liability relates to the change in fair value of the warrant liability for the year ended December 31, 2014. A loss of $1,873,000 on warrant liability was recorded in 2013 representing the change in fair value from the issue date of April 25, 2013 to December 31, 2013. The warrants issued with the Term Loan were classified as liability due to certain provisions in such warrants and must be marked up or down to fair value at each reporting date.

Inflation and seasonality

We do not believe that inflation or seasonality will significantly affect our results of operations.

Liquidity and capital resources

This report has been prepared in conformity with the contemplation the Company’s ability to meet its ongoing obligations. The Company had a net loss of approximately $8.0 million of which $2.6 million was due to a write down of goodwill, net cash used in operations of approximately $438,000 for the year ended December 31, 2014, a working capital deficit of $20.1 million, stockholders’ deficit of $14.3 million and an accumulated deficit of $25.4 million at December 31, 2014. Furthermore, because the Company was unable to make the required principal and interest payments under its term loan and a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on approximately $17.0 million in principal and $3.3 million in accrued interest as of December 31, 2014.

These conditions were considered when evaluating the Company’s liquidity and its ability to meet its ongoing obligations and raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company is working with its creditors and potential investors to restructure its debt and provide financing to fund expansion through acquisition of additional dental practices, however as of the date of the report there are no such agreements in place.

Debt and contractual obligations

As of December 31, 2014 we have commitments to pay investors and creditors $20.8 million of principal and $3.5 million of accrued interest on various convertible notes, non-convertible notes and loans payable. We also owe $1.7 million in accounts payable, $1.1 million in accrued liabilities, $323,000 of payroll related liabilities and capital lease obligations of $114,000 as of December 31, 2014. In addition, as part of the initial acquisition of the thirty one dental practices in Florida., as of December 31, 2014, we have commitments to pay $2.8 million to the sellers, recorded as consultant liability.

On April 25, 2013, the Company and its subsidiaries, Sebring Dental of Arizona, LLC, AAR Acquisition, LLC, and Sebring Management FL, LLC (the “Guarantors”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Great American Life Insurance Company, Great American Insurance Company, United Teachers Associates Insurance Company, Continental General Insurance Company (the “Lenders”) and MidMarket Capital Partners, as agent for the Lenders, in order to facilitate the funding of the acquisition of dental practices according to our business plan. Under the terms of the Loan Agreement, the Lenders agreed to loan us up to Sixteen Million Dollars ($16,000,000) in two separate tranches (the “Term Loan”) for this purpose. The first tranche of the Term Loan of Eleven Million Dollars ($11,000,000) was funded on the closing date of April 26, 2013. Of this total, $6,304,984 was used for acquisitions, debt refinancing and costs associated with the transactions. The remaining $4,695,016 was for working capital requirements. We continued to pursue other acquisition opportunities in accordance with the terms of the loan agreement, although the obligation to advance the second tranche of Five Million Dollars ($5,000,000) expired on May 25, 2013.

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

Pursuant to the Loan and Security Agreement above, interest accrues on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ percent per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. In accordance with the terms of the notes, quarterly principal payments of $112,500, 281,250 and $281,250 along with accrued interest have been made through March 31, 2014. Beginning on June 30, 2014, the quarterly principal payments increased to $375,000 per quarter. Beginning on June 30, 2015, the quarterly principal payments increase to $750,000 per quarter. Beginning on June 30, 2017, the quarterly principal payment increases to $1,593,750 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. As of the date of this report the Company had not made the principal or interest payments due on June 30, 2014, September 30, 2014, December 31,2014 or March 31, 2015. Accordingly, the note is considered in default for the unpaid principal balance of $14,025,000 and accrued interest of $1,375,425..

Management Agreement - The Company has management contracts with four key members of management with lengths ranging from one to three years. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of $852,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition, the contracts have Equity Participation clauses whereby the employees have been awarded a total of 1,100,000 shares of restricted stock to be distributed to the employees in equal installments over periods ranging from two to five years. As of December 31, 2014 1.030,000 share have been issued or are issuable to current members of management under the terms of the agreements.

We have also committed to pay various stock compensation and finder fees to entities that are raising funds on the Company’s behalf. Those funds are payable in the event that they are successful in raising capital described above and as more fully described in the Sebring consolidated financial statements.

Office leases Our subsidiary in Florida leases office space for their headquarters (Clearwater, FL) and for the Practices. The leases expire at various times through 2023. Future minimum lease payments as of December 31, 2014 are as follows:

2015	1,971,000
2016	1,541,000
2017	1,272,000
2018	1,159,000
2019	774,000
Thereafter	1,265,000
Total	$7,982,000

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

During the year ended December 2014, the Company determined its Goodwill to be impaired and recorded an impairement charge of approximately $2.6 million in the second quarter.

Long-Lived Assets - The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The 2014 results of operatons led the Company to believe that impairment of long-lived intangible assets may exist. Accordingly, the Company measured its customer relationships for impairment as of December 31, 2014. Upon determination that impairment existed a charge of approximately $483,000 was recorded in the fourth quarter.

Revenue Recognition. Revenues are earned from dental, primarily orthodontic, services provided to patients in approximately thirty-eight dental facilities in the states of Florida and Arizona. Orthodontic patients agree to a fee structure in advance by signing a written agreement that details the services to be provided and the terms of the payment(s) for services. The services are typically rendered over eighteen to twenty-four months. Revenue is generally recognized over the service period on a straight line basis at a value net of refunds and other adjustments. Amounts collected in excess of amounts earned are deferred.  Revenue earned from general and cosmetic dental practices are recorded on a fee for service basis at the time the services are performed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Consolidated Financial Statements of Sebring Software, Inc. beginning on Page F1 for information required under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a–15(e). Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our Directors and Chief Executive Officer as of the date of this filing. There are no other persons who can be classified as a promoter or controlling person of us.

Name	Age	Position

Leif Andersen	59	President, Chief Executive Officer and Director

Scott A. Reynolds	54	Chief Financial Officer

Jeffery L. Carrier	63	Director

W. David Tompkins	51	Director

Joel Fedder	82	Director

Dennis Buchman	62	Director

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

On February 28, 2014 Allan Barberio resigned as Chief Financial Officer and Larry C. Colton was appointed to the position. Mr. Colton previously served as Vice President of Finance for Sebring since September 16, 2013. Mr. Colton resigned as Chief Financial Officer as of January 2, 2015. Mr. Scott Reynolds was appointed as Controller and Chief Financial Officer on an interim basis. Mr. Reynolds has a B. S. degree in accounting from Florida State University and is a Certified Public Accountant. He has over 30 years experience in public and private accounting and finance.

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

On August 1, 2013 W.David Tompkins, Jr. was appointed to the Board of Directors. Mr. Tompkins received a B.S. degree in mechanical engineering from the United States Military Academy at Westpoint in 1985 and an MBA from the Stanford Graduate School of Business in 1992. Since that time, he has held various executive positions in San Francisco including Accenture; Vice President of Sales and Marketing at i2 Technologies; and Chief Operating Officer at WorldChain, Inc. He then moved to Louisville, Kentucky to serve as Chief Marketing Officer for Churchill Downs, Inc. and currently serves as a Founding Partner of an Atlanta-based startup, LiveTech, LLC. Mr. Tompkins will serve as Chair of the Company’s Compensation Committee and will serve on the Company’s Acquisition, Audit and Corporate Governance Committees

On August 1, 2013 Joel D. Fedder was appointed to the Board of Directors. Mr. Fedder received a B.A. degree in economics from Goddard College, An AA Degree in accounting from Johns Hopkins University and a JD degree from the University of Maryland School of Law. Mr. Fedder is currently “Of Counsel” to the law firm of Fedder & Garten, P.A., where he practiced Tax and Corporate law for over 20 years, and is Chairman of the Board of The Fedder Company and Fedder Management Corporation, real estate development and management companies, respectively. Mr. Fedder previously served on the Board of Directors of DMW, Inc. and on the Advisory Board of the Columbia Bank of Maryland, The Sheppard and Enoch Pratt Health Systems, Inc., North Arundel Hospital, The United Way of Central Maryland, the American Heart Association, Maryland affiliate, and The Marie Selby Botanical Gardens, where he was Treasurer and Chair of the Investment and Science Committees. Mr. Fedder currently serves on the Board of Directors of The Sarasota/Manatee Jewish Federation, Inc. serves on the Board of Trustees of the Sarasota Opera Company, serves on the National Summit Council of The Sierra Club, serves on the Board of Visitors of the University of Maryland School of Law, and is a member of the National Association of Corporate Directors. Mr. Fedder will serve as Chair of the Company’s Corporate Governance Committee and will serve on the Company’s Acquisition, Compensation, and Audit Committees.

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

Board of Directors Meetings and Independence

The Company’s Board of Directors is comprised of 5 members. Three of the Company’s five members of the Board of Directors are considered to be independent. During 2014, the Board held 6 meetings Four of the Directors attended all 6 meetings, while the fifth Director attended 5.

Committees of the Board

During 2014 the Board’s Audit Committee held 7 meetings, its Compensation Committee held 2 meetings, its Corporate Governance Committee held 1 meeting and itsAcquisition Committee held 4 meetings.. All committee members attended all of the meetings. The Company does not currently have a Nominating Committee. The entire board of directors acts as the Nominating Committee.

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

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “ SEC ”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table:

The table below sets forth, for our last two fiscal years, the compensation earned by our officers and directors.

Name and			Deferred		Stock	Option	All Other
Principal Position		Salary	Compensation	Bonus	Awards(3)	Awards	Compensation

Leif Andersen	2014	$361,111	$-	$-	$-	$-	$-
CEO and Director	2013	$361,111	$-	$-	$-	$-	$708,706	(1)

Allan Barberio	2014	$4,000	$-	$-	$39,188	$-	$-
CFO	2013	$146,333	$-	$-	$194,750	$-	$-

Larry Colton	2014	$146,982	$-	$-	$9,600	$-	$-
CFO	2013	$-	$-	$-	$-	$-	$-

L Michael Andersen	2014	$180,555	$-	$-	$138,750	$-	$-
VP-Operations	2013	$180,555	$-	$-	$155,000	$-	$207,872	(2)

Alan Shoopak	2014	$200,000	$-	$-	$-	$-	$-
VP-Bus. Development	2013	$115,380	$-	$-	$-	$-	$-

Notes:

(1)	This represents an amount paid to Mr. Andersen for cumulative compensation owed to him and accrued for the aggregate differential from his employment contract amounts versus the compensation he has actually received
(2)	This represents an amount paid to Mr. Andersen for compensation owed to him for the aggregate differential from his employment contract amounts versus the compensation he has actually received
(3)	This represents the value of stock issued to Mr. Barberio, Mr. Colton and Mr. Andersen according to the terms of their employment agreements.

Employment Agreements

Mr. Leif Andersen and Sebring entered into a Management Employment Agreement (the “Employment Agreement ”) effective January 1, 2013.  Pursuant to the Employment Agreement, Mr. Andersen agreed to serve as the Chief Executive Officer and President of Sebring for a term of 36 months, provided that the Employment Agreement is automatically renewed if not terminated with thirty days prior notice.  Pursuant to the Employment Agreement, Mr. Andersen is to receive a salary of $361,111 per year, a Company provided automobile or an $800 per month auto allowance at Mr. Andersen’s discretion as well as bonuses as determined by the Board of Directors.

Mr. Andersen’s Employment Agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “ Cause ” as defined in the agreement or by Mr. Andersen for “ Good Reason ” as defined in the agreement.  In the event the Employment Agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring.

Mr. Andersen’s Employment Agreement includes a non-compete clause, whereby Mr. Andersen agreed not to compete with Sebring for a period of two years following the termination of the Employment Agreement.

The Company entered into a Management Employment Agreement (the “Employment Agreement”) with Mr. L. Michael Andersen effective January 1, 2013.  Pursuant to the Employment Agreement, Mr. Andersen agreed to serve as the Vice President of Operations of Sebring for a term of 36 months, provided that the Employment Agreement is automatically renewed if not terminated with thirty days prior notice.  Pursuant to the Employment Agreement, Mr. Andersen is to receive a salary of $180,555 per year, a Company provided automobile or an $800 per month auto allowance at Mr. Andersen’s discretion as well as bonuses as determined by the Board of Directors. Mr. Andersen also has an equity participation clause whereby he will receive stock awards over the first two years of his agreement.

Mr. Andersen’s Employment Agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “ Cause ” as defined in the agreement or by Mr. Andersen for “ Good Reason ” as defined in the agreement.  In the event the Employment Agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of Common Stock as of December 31, 2014, by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of Common Stock based on 68,876,367 shares of common stock, $0.0001 par value per share, outstanding (which number includes 390,000 shares which have not been physically issued to date), but have been included in the number of issued and outstanding shares disclosed throughout this report, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group.

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

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned

Leif Andersen (1) Chief Executive Officer and Director Sebring Software 1400 Cattlemen Rd, Suite D Sarasota, Florida 34232	14,575,326	21.2%

Dennis Buchman(2) 241 Royal Tern Road N Ponte Vedra Beach, FL 32082	10,188,175	14.7%

Joel Fedder (3) 3590 Mistletoe Lane Long Boat Key, FL 34228	8,947,471	13.0%

CEDE & Company PO Box 20, Bowling Green Station New York, NY 10004	7,970,690	11.5%

San Rafael Consulting Group 8560 Heron Lagoon Circle Sarasota, FL 34242	6,007,590	8.7%

Always Partners, LLP(4) 14564 Eagle Point Dr Clearwater, FL 33762	4,924,610	7.1%

Lester Petracca c/o Triangle Equities 30-56 Whitestone Expressway Whitestone, NY 11354	4,447,991	6.4%

Galileo Asset Mgmt Avenue De Gratta-Paille 2 Geneve Switzerland	3,700,343	5.3%

Jeffery Carrier (5) 2614 Tamiami Trail N-Ste 712 Long Boat Key, FL 34228	1,250,000	1.8%

L. Michael Andersen (6) 12704 Stone Ridge Place Lakewood Ranch, FL 34202	1,000,000	1.4%

W. David Tompkins (5) 1330 Main Street Sarasota, FL 34236	387,597	.6%

All Officers and Directors as a Group (7 persons)	41,273,179	59.9%

(1)	Mr. Andersen holds 14,575,326 shares of the Company’s common stock through Thor Nor, LLC, an entity which he controls. Includes 341,212 shares issuable in connection with the conversion of an outstanding convertible promissory note and accrued interest held by Thor Nor, LLC, in the amount of $275,638, which has a conversion rate of $1.72 per share. Does not include any warrants due to Thor Nor, LLC in connection with the $275,638 of Convertible Notes held by it, as such warrants have not been granted to date.
(2)	Consists of 4,924,610 acquired as a result of the merger and 5,263,565 acquired through stock purchases.
(3)	Includes 322,549 shares issuable in connection with the conversion of an outstanding convertible promissory notes and accrued interest in the aggregate amount of $340,000, which has a conversion rate of $1.72 per share. Does not include any warrants due to Fedder in connection with the $340,000 of Convertible Notes , as such warrants have not been granted to date.
(4)	Consists of 4,924,610 acquired as a result of the merger.
(5)	Acquired through stock purchases.
(6)	Issued pursuant to terms of his employment agreement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. Leif Andersen and Sebring entered into a Management Employment Agreement (the “Employment Agreement ”) effective January 1, 2013.  Pursuant to the Employment Agreement, Mr. Andersen agreed to serve as the Chief Executive Officer and President of Sebring for a term of 36 months, provided that the Employment Agreement is automatically renewed if not terminated with thirty days prior notice.  Pursuant to the Employment Agreement, Mr. Andersen is to receive a salary of $361,111 per year; a Company provided automobile or an $800 per month auto allowance at Mr. Andersen’s discretion as well as bonuses as determined by the Board of Directors.

Mr. Andersen’s Employment Agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “ Cause ” as defined in the agreement or by Mr. Andersen for “ Good Reason ” as defined in the agreement.  In the event the Employment Agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring. Mr. Andersen’s Employment Agreement includes a non-compete clause, whereby Mr. Andersen agreed not to compete with Sebring for a period of two years following the termination of the Employment Agreement.

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

Mr. Andersen’s Employment Agreement can be terminated by Mr. Andersen at any time with thirty days written notice; by Sebring with five days written notice; or at any time by Sebring for “ Cause ” as defined in the agreement or by Mr. Andersen for “ Good Reason ” as defined in the agreement.  In the event the Employment Agreement is terminated by the Company without Cause or by Mr. Andersen for Good Reason, Mr. Andersen is due severance pay in an amount equal to 100% of his then annual salary, plus payments equal to 12 months of COBRA health insurance payments, which is required to be made in four equal quarterly payments without interest, following Mr. Andersen’s entry into a release satisfactory to Sebring.

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

	Years Ended December 31,
Category	2014	2013
Audit Fees	$134,000	$198,000
Audit Related Fees	$3,700	$48,000
Tax Fees	$0	$0
All Other Fees	$0	$0

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

Other fees:     Other services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

2.1(5)	Exchange and Reorganization Agreement dated as of October 25, 2010

2.2(5)	Spin-Off Agreement by and among Sumotext Incorporated, Tim Miller and Jim Stevenson effective as of October 25, 2010

3.1(1)	Articles of Incorporation

3.2(3)	Certificate of Change Pursuant to NRS 78.209

3.3(7)	Amendment to Articles of Incorporation

3.4(1)	Bylaws

10.1(4)	Securities Purchase Agreement

10.2(4)	Spin-Off Agreement

10.3(5)	Settlement Agreement by and between Lester Petracca and Sebring Software, LLC dated as of October 1, 2010

10.4(5)	Secured Promissory Note issued by Sebring Software, LLC to Lester Petracca dated as of October 1, 2010

10.5(5)	Security Agreement by and between Lester Petracca and Sebring dated as of October 1, 2010

10.6(5)	License Agreement by and between Sebring Software, LLC and Engineering Consulting and Solutions, GMBH dated as of October 22, 2010

10.7(5)	Form of Convertible Promissory Note

10.8(5)	Redemption and Security Agreement by and between Die CON AG and Sebring Software, LLC dated as of October 22, 2010

10.9(5)	Redemption Note issued by Sebring Software, LLC to Die CON AG dated as of October 22, 2010

10.10(5)	Employment Agreement by and between Leif Andersen and Sebring Software, LLC dated as of June 3, 2008

10.11(5)	Resignation letter to Sumotext Incorporated from Tim Miller

10.12(6)	Employment Agreement by and between John J. Sauickie and Sebring Software, LLC dated as of June 3, 2008

10.13(6)	Employment Agreement by and between L. Michael Andersen and Sebring Software, LLC dated as of June 3, 2008

10.14(6)	Letter Agreement by and between Sebring Software, LLC and New World Merchant Partners dated as of August 2, 2010

10.15(6)	Letter Agreement by and between Sebring Software, LLC and Abraxis Financial dated as of August 1, 2010

10.16(6)	Investment Advisory Agreement by and between Sebring Software, LLC and Galileo Asset Management, SA dated as of April 5, 2007

10.19(6)	Description of oral agreement between Sebring Software, LLC and Howard and Company regarding real property lease of Company’s headquarters

10.20 (8)	Investment Advisory Agreement by and between Sebring Software, LLC and Wellington Shields for private placement dated January 27, 2012

10.21(8)	Agreement with respect to a public offering by and between Sebring Software, LLC and Wellington Shields dated January 27, 2012

10.22(9)	Agreement of Plan of Merger with OSM dated April 25, 2013

10.23(9)	Asset Purchase Agreement of AAR dated April 25, 2013

10.24(9)	Loan and Security Agreement dated April 25, 2013

10.25(9)	Consulting Agreement with Alan D. Shoopak dated April 25, 2013

10.26(9)	Consulting Agreement with Dennis J.L. Buchman dated April 25, 2013

10.27(9)	Asset Purchase Agreement of AAR dated April 25, 2013

10.28(11)	Employment Agreement with Mr. Leif Andersen dated January 1, 2013

10.29(11)	Employment Agreement with Mr. L. Michael Andersen dated January 1, 2013

10.30(10)	Employment Agreement with Larry C. Colton dated January 1, 2014

16.1(2)	Letter from M & K CPAS, PLLC

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	INS XBRL Instance Document

101.SCH*	SCH XBRL Schema Document

101.CAL*	CAL XBRL Calculation Linkbase Document

101.DEF*	DEF XBRL Definition Linkbase Document

101.LAB*	LAB XBRL Label Linkbase Document

101.PRE*	PRE XBRL Presentation Linkbase Document

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

(11) Filed as Exhibit to the Company’s Report on Form 10-K, filed with the Commission on March 31, 2014.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEBRING SOFTWARE, INC.

Date:	April 15, 2015	By:	/s/ Leif Andersen
Leif Andersen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Leif Andersen	President, Chief Executive Officer and	April 15, 2015
Leif Andersen	Director

/s/ Jeffery L. Carrier	Director	April 15, 2015
Jeffery L. Carrier

/s/ W. David Tompkins	Director	April 15, 2015
W. David Tompkins

/s/ Joel Fedder	Director	April 15, 2015
Joel Fedder

/s/ Dennis Buchman	Director	April 15, 2015
Dennis Buchman

Sebring Software, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2014 and 2013

Sebring Software, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Sebring Software, Inc.

We have audited the accompanying consolidated balance sheets of Sebring Software, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholder's deficit, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sebring Software, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss and cash used in operations of $8,039,005 and $437,728 in 2014, and has a working capital deficit, accumulated deficit and a total deficit of $20,144,154, $25,431,353 and $14,298,698, respectively, at December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 15, 2015

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Sebring Software, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

(in thousands except share data)

	2014	2013
ASSETS
Current assets:
Cash	$-	$1,826
Patient Receivables, net of allowance for doubtful accounts of $315 and $268	477	230
Prepaid expense	61	157
Total current assets	538	2,213

Fixed Assets
Furniture, equipment and vehicles, net	3,250	3,704
Total Fixed Assets	3,250	3,704

Other Assets
Due from related parties, net of allowance of $447 and $147	54	139
Customer relationship value, net of accumulated amortization of $3,286 and $1,048	13,336	16,057
Loan costs, net of accumulated amortization of $1,290 and $426	2,952	3,816
Goodwill	-	4,821
Deposits	89	21
Total Other Assets	16,431	24,854

Total assets	$20,219	$30,771

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$100	$-
Accounts payable	1,515	867
Due to related party	49	-
Accrued liabilities	1,113	1,467
Accrued payroll related liabilities	323	550
Accrued interest payable	3,457	1,657
Warrant liability	1,133	4,452
Deferred revenue	3,532	2,737
Current portion notes payable and convertible notes payable, net of debt discount	6,606	4,012
Current portion notes payable and convertible notes payable-related parties	2,015	1,025
Current portion of lease obligations	85	89
Current portion of consultant liability	754	655
Total current liabilities	20,682	17,511

Lease obligation, net of current portion	29	107
Consultant liability, net of current portion	2,085	2,866
Deferred tax liability	-	2,147
Notes payable and convertible notes payable, net of current portion and debt discount	9,020	11,761
Notes payable and convertible notes payable, net of current portion-related parties	2,176	2,555
Other non-current liabilities	525	879
Total liabilities	34,517	37,826

Commitments and contingencies (Note 8)

EQUITY (DEFICIT)
Sebring Software, Inc. stockholders' equity (deficit)
Preferred stock, 0.0001 par value, 10,000 authorized, none issued and outstanding
Common stock issued and to be issued, 0.0001 par value, 1,100,000,000 shares authorized, 68,876,327 and 66,687,189 shares issued and outstanding at 2014 and 2013, respectively	7	7
Additional paid in capital	9,053	8,435
Accumulated deficit	(25,431)	(17,392)
Total Sebring Software, Inc. stockholders' equity (deficit)	(16,371)	(8,950)
Non-controlling interest	2,073	1,895
Total equity (deficit)	(14,298)	(7,055)
Total liabilities and equity (deficit)	$20,219	$30,771

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Operations

Year Ended December 31, 2014 and 2013

(in thousands except share data)

	2014	2013

Net dental practice revenue	$20,003	$9,207

Operating expenses:
Direct dental expenses - compensation	10,464	4,603
Direct dental expenses - other	5,605	2,529
Indirect dental expenses	4,566	2,174
Corporate compensation and benefits	799	1,088
Impairment of goodwill and long-lived assets	3,079	-
General & administrative expenses	3,305	2,707
Total operating expense	27,818	13,101
Loss from operations	(7,815)	(3,894)

Other income (expense):
Gain on debt settlement	-	15
Gain (loss) on warrant liability	3,319	(1,873)
Gain (loss) on foreign currency transactions	21	(7)
Other income	128	44
Interest expense	(3,535)	(2,314)
Total other income (expense), net	(67)	(4,135)
Net loss	(7,882)	(8,029)
Less: Net income attributable to the non-controlling interest	157	609
Net loss attributable to Sebring Software, Inc.'s common stock	$(8,039)	$(8,638)

Net loss per share attributable to Sebring Software Inc.'s common stock - basic and diluted	$(0.12)	$(0.15)

Weighted average shares outstanding-Basic and Diluted	68,306,391	58,148,914

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc.

Statement of Changes in Equity (Deficit)

For the Years Ended December 31, 2014 and 2013

(in thousands except share data)

	Common Stock issued or to be issued		Additional Paid-in	Accumulated	Total Stockholders’	Non-Controlling	Total Equity
	Shares	Amount	Capital	Deficit	Deficit	Interest	(Deficit)
Balance, December 31, 2012	48,822,146	$5	$2,161	$(8,754)	$(6,588)	$-	$(6,588)
Sale of common stock	1,888,889	1	342	-	343	-	343
Common stock issued for interest	63,145	-	7	-	7	-	7
Common stock to be issued for compensation	1,055,000	-	364	-	364	-	364
Issuance of original issue discount notes	147,970	-	246	-	246	-	246
Common stock issued for services	860,000	-	377	-	377	-	377
Common stock issued for loan costs	124,851	-	69	-	69	-	69
Stock issued for acquisition of dental practices	9,849,220	1	3,840	-	3,841	2,068	5,909
Sale of common stock to related party	3,875,968	-	1,000	-	1,000	-	1,000
Payment received, note receivable, non-controlling interest	-	-	-	-	-	103	103
Payments to non-controlling interest equity holders	-	-	-	-	-	(609)	(609)
Acquisition of non-controlling interest	-	-	(7)	-	(7)	(276)	(283)
Issuance of penalty warrants	-	-	36	-	36	-	36
Net loss for 2013	-	-	-	(8,638)	(8,638)	609	(8,029)
Balance, December 31, 2013	66,687,189	7	8,435	(17,392)	(8,950)	1,895	(7,055)
Common stock issued for compensation	638,750	-	184	-	184	-	184
Sale of common stock to related party	1,550,388	-	400	-	400	-	400
Payment received, note receivable, non-controlling interest	-	-	-	-	-	55	55
Payments to non-controlling interest equity holders	-	-	-	-	-	(34)	(34)
Issuance of penalty warrants on notes payable	-	-	34	-	34	-	34
Net loss for 2014	-	-	-	(8,039)	(8,039)	157	(7,882)
Balance, December 31, 2014	68,876,327	$7	9,053	(25,431)	(16,371)	2,073	(14,298)

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2014 and 2013

(in thousands except share data)

	2014	2013

Cash flows from operating activities:
Net loss attributable to Sebring Software, Inc.	$(8,039)	$(8,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	157	609
Loss on disposal of fixed assets	-	7
Depreciation	799	445
Provision for bad debts	347	232
Common stock issued for services	-	377
Common stock issued for compensation	184	364
(Gain) loss on warrant liability	(3,319)	1,872
Gain on debt settlements	-	(7)
Amortization of loan costs	864	426
Amortization of customer relationships	2,238	1,047
Amortization of debt discount	276	398
Issuance of penalty warrants in conjunction with notes	34	37
Impairment of goodwill and long-lived assets	3,079	-
Changes in assets and liabilities:
Prepaid expenses	95	(92)
Patient Receivables	(216)	(114)
Deposits	(68)	(5)
Accounts payable and accrued liabilities	883	377
Accrued interest payable	1,801	835
Deferred revenue	795	416
Other non-current liabilities	(348)	-
Net cash used in operating actives	(438)	(1,414)
Cash flows from investing activities:
Payments for business acquisition	(675)	(3,282)
Proceeds from business acquisition	-	392
Due from related parties	(215)	(204)
Purchase of furniture and equipment	(345)	(520)
Net cash used in investing activities	(1,235)	(3,614)
Cash flows from financing activities:
Loan closing costs	-	(2,837)
Payment of consultant liability	(683)	(411)
Proceeds from issuance of common of stock	400	1,342
Proceeds from issuance of term note payable	900	15,000
Proceeds from equipment loans	307	200
Contributions of non-controlling interest	55	103
Payment of lease obligation	(90)	(141)
Distributions to non-controlling interest	(33)	(609)
Repayment of notes payable	(1,009)	(5,877)
Proceeds provided by financing activities	(153)	6,770
Net increase in cash	(1,826)	1,742
Cash, beginning of period	1,826	84
Cash, end of period	$-	$1,826

Supplemental Cash Flow Information:
Interest paid	$1,180	$1,082
Taxes paid	$-	$-
Supplemental Non-Cash Investing and Financing Activities:
Exchange of accrued interest for debt	$-	$578
Common stock issued for accrued interest	$-	$7
Common stock issued for payment of loan costs	$-	$69
Common stock issued for original issue discount on notes	$-	$247
Warrants issued as debt issuance costs	$-	$1,086
Warrants issued as debt discount	$-	$1,494

Payments made to acquire dental practices	$-	$3,282
Common stock issued in acquisition	-	3,841
Note payable issued to the seller	-	3,306
Consultant liability	-	3,392
Purchase Price	$-	$14,361
Less: assets acquired	-	(25,884)
Plus: liabilities and non-controlling interest	-	11,914
Proceeds received in dental practices acquisition	$-	$392

The accompanying notes are an integral part of these consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

December 31, 2014 and 2013

Recent Accounting Pronouncements - Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Cash Equivalents - Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase.

Patient Receivable - Patient receivables result primarily from the Company's general and cosmetic dental practices and are reported at the customers’ outstanding balances, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts is determined primarily on the age and payment history of past due accounts.

Furniture, Equipment and Vehicles - Fixed assets are recorded at historical cost. Depreciation and amortization are recognized on a straight-line basis over an asset’s estimated useful life. Estimated useful lives are generally three to seven years for medical equipment, computer equipment, software and furniture; and the lesser of the useful life or the remaining lease term for leasehold improvements and capital leases. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in earnings.

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

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Revenue Recognition - Revenues are earned from dental, primarily orthodontic, services provided to patients in approximately thirty-seven dental facilities in the states of Florida and Arizona. Orthodontic patients agree to a fee structure in advance by signing a written agreement that details the services to be provided and the terms of the payment(s) for services. The services are typically rendered over eighteen to twenty-four months. Revenue is generally recognized over the service period on a straight line basis at a value net of refunds and other adjustments. Amounts collected in excess of amounts earned are recorded as deferred revenue liability.

Revenue earned form general and cosmetic dental practices are recorded on a fee for service basis at the time the services are performed.

Advertising - The Company’s advertising efforts consist primarily of direct response programs that are web based or through local publications. Advertising costs are expensed as incurred.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company had a net loss of approximately $8.0 million of which $3.1 million was due to a write down of goodwill and intangible assets, net cash used in operations of approximately $438,000 for the year ended December 31, 2014, a working capital deficit of $20.1 million, a total deficit of $14.3 million and an accumulated deficit of $25.4 million at December 31, 2014. Furthermore, because the Company was unable to make the required principal and interest payments under its term loan and a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on approximately $17.0 million in principal and $3.3 million in accrued interest as of December 31, 2014. The Company is working with its creditors and potential investors to restructure its debt and provide financing to fund expansion through acquisition of additional dental practices, however as of the date of the report there are no such agreements in place.

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

Reclassifications - Certain 2013 other direct dental expenses and indirect dental expenses have been reclassified to conform to the 2014 presentation. These reclassifications had no net effect on Net Loss for 2013.

Foreign Currency Transactions - Gains and losses resulting from foreign currency transactions are included in the statement of operations as other income (expense).

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

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Under the terms of the consulting agreements, Shoopak’s LLC and Buchman’s LLC shall provide advice to the Company regarding clinical issues and dental practice related matters. Further, Shoopak’s LLC and Buchman’s LLC shall attempt to identify new dental practice business management relationships and shall identify dental practices that may have an interest in entering into arrangements whereby the Company will manage the non-professional business aspects of such dental practices. In consideration for the services performed under the Consulting Agreements, Shoopak’s LLC shall receive an annual fee of approximately $550,000 for five years paid in equal monthly installments, and Buchman’s LLC shall receive an annual fee of $450,000, paid in equal monthly installments for five years. The amounts payable under the consulting arrangements were deemed to be additional consideration for the merger. These payments were recorded as “consultant liability” at its net present value of $3,932,010 at the acquisition date. As of December 31, 2014, the remaining consultant liability totals approximately $2.8 million. Of this amount, approximately $754,000 is reflected as a current liability at December 31, 2014.

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

In connection with the acquisition of OSM, the Company recognized the following amounts of identifiable assets acquired and liabilities assumed (in thousands):

Financial assets	$372
Fixed assets	2,790
Identifiable intangible assets (Customer relationships)	11,000
Other assets	20
Financial liabilities	(5,311)
Deferred revenue	(1,705)
Deferred tax liability	(2,147)
Total identifiable net assets	5,019
Non-controlling interest	(2,067)
Goodwill	4,821
Total purchase price	$7,773

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

The AAR purchase price was allocated to record identifiable assets and liabilities at fair value as follows (in thousands):

Fixed assets	$213
Other assets	256
Accounts payable and accrued liabilities	(69)
Total purchase price	$400

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

The purchase price was allocated to record identifiable assets and liabilities acquired from Simon & Tadros at fair value as follows (in thousands):

	Simon	Tadros
Financial assets	$-	$3
Fixed assets	328	75
Identifiable intangible assets (Customer relationships)	3,834	539
Deferred revenue	(612)	-
Total purchase price	$3,550	$617

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

The purchase price was allocated to record identifiable assets and liabilities acquired from Scottsdale at fair value as follows (in thousands):

Financial assets	$93
Fixed assets	200
Identifiable intangible assets (Customer relationships)	1,732
Total purchase price	$2,025

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The acquisitions were made in order to enter the business of dental practice and dental practice management. The acquisitions include 34 orthodontic offices located in Florida and four general dental offices located in Arizona and Florida. The goodwill of $4.8 million arising from the acquisitions consists largely of the synergies and expected costs savings from economies of scale expected from combining the operations of the Company and the Practices. None of the goodwill is expected to be deductible for tax purposes. Identifiable intangible assets consist primarily of Customer Relationships and are being amortized over their estimated lives of seven years for orthodontic practices and fifteen years for dental practices. Total amortization expense recognized for the year ended December 31, 2014 and 2013 was approximately $2.24 million and $1.05 million, respectively.

Acquisition costs of approximately $1.1 million were incurred and expensed and are included as a component of general and administrative expenses in the consolidated statements of operations for the period ended December 31, 2013.

The amounts of actual revenues and net losses from the acquired entities included in the Company’s consolidated statement of operations as of December 31, 2013, and the unaudited supplemental pro forma revenues and net income (loss) of the combined entity that give effect to the acquisitions had they occurred January 1, 2013 are as follows (in thousands):

	(Unaudited)
	Revenues	Net Income (Loss)
Acquired Entities actual for the year ended December 31, 2013	$9,206	$(425)
Supplemental unaudited consolidated pro forma information for the year ended December 31, 2013	$21,227	$(5,802)

In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had the acquisitions been made as of January 1, 2013, nor is it indicative of the results of future combined operations.

4. FURNITURE, EQUIPMENT AND VEHICLES

Furniture, equipment and vehicles consisted of the following at December 31 (in thousands):

	2014	2013
Furniture and Fixtures	$457	$452
Vehicles	96	96
Dental Equipment	2,700	2,469
Computers and phone systems	788	749
Leasehold Improvements	463	134
Construction in progress	11	269
Furniture , Equipment and Vehicles	4,515	4,169
Accumulated Depreciation	(1,265)	(465)
Furniture, equipment and vehicles, net	$3,250	$3,704

Depreciation expense for the year ended December 31, 2014 was approximately $799,000 and approximately $445,000 for the year ended December 31, 2013. Included above are phone systems under capital leases with a net book value at December 31, 2014 of approximately $199,000.

5. DUE FROM RELATED PARTIES

The Company has paid amounts totaling approximately $137,000 at December 31, 2014 that are obligations of sellers in the AAR Acquisition and approximately $14,000 to other related parties.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Additionally, the Company has advanced amounts totaling approximately $351,000 to an entity to which it provided dental practice management services. In August 2014 the Company terminated its relationship with the entity to which it was providing dental management services and is currently attempting to recover the previously advanced amounts owed by this entity. The matter is in arbitration. (See Note 8)

The Company has established an allowance in the amount of approximately $447,000 at December 31, 2014 related to these amounts due from related parties.

6. GOODWILL AND CUSTOMER RELATIONSHIPS

Goodwill

The company recorded approximately $4,800,000 in Goodwill in conjunction with the OSM acquisition in April 2013. Goodwill was reduced by approximately $2,200,000 in the second quarter of 2014 primarily due to the Company’s determination that it is unlikely that the deferred tax liability assumed with the OSM acquisition would be realized, and recorded an increase in its valuation allowance to reduce the net book value of the deferred tax liability to $0.

The remaining Goodwill was measured and upon determining that impairment existed the Company recorded an impairment write-down of approximately $2.6 million in the second quarter of 2014.

Customer relationships

The Company recorded approximately $17.1 million of customer relationships of the acquired dental practices as an intangible asset during the year ended December 31, 2013. They are amortized over their estimated useful lives of 7 years for orthodontic practices and 15 years for dental practices. Amortization expense for the customer relationships was approximately $2.2 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively.

In 2014 the operating results of the acquired practices indicated that impairment of certain customer relationships may exist. Accordingly, the Company measured its customer relationships for impairment as of December 31, 2014. Upon determination that impairment existed a write-down of approximately $483,000 was recorded in the fourth quarter.

7. NOTES PAYABLE AND LONG-TERM DEBT

Note payable and long-term debt consist of the following at December 31 (in thousands):

	2014	2013
Term Loan	$14,025	$14,588
Convertible notes payable	5,165	5,185
Equipment & vehicle notes payable	443	283
Other notes payable	1,199	588
Total borrowings	20,832	20,644
Less: Debt discount, net of interest amortization	(1,015)	(1,291)
Total borrowings, net of debt discount	19,817	19,353
Less: Related party notes payable	4,191	3,580
Total borrowings, net of related party notes	15,626	15,773
Less: Current portion of long term debt	6,606	4,012
Notes payable, net of current portion	$9,020	$11,761

Total related party notes	$4,191	$3,580
Less: Current portion of related party notes	2,015	1,025
Related party notes, net of current portion	$2,176	$2,555

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Term Loan

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

Interest accrues on the outstanding balance of the Term Loan at a rate of 11 ½ percent per annum. Upon the occurrence and continuation of an Event of Default as described in the Loan Agreement, the unpaid principal balance of the Term Loan shall bear interest at a rate of 13 ½ percent per annum. Interest payments on all outstanding principal shall be payable quarterly in arrears on the last day of each quarter. In accordance with the terms of the notes, quarterly principal payments of $112,500, 281,250 and $281,250 along with accrued interest have been made through March 31, 2014. Beginning on June 30, 2014, the quarterly principal payments increased to $375,000 per quarter. Beginning on June 30, 2015, the quarterly principal payments will increase to $750,000 per quarter. Beginning on June 30, 2017, the quarterly principal payment will increase to $1,593,750 per quarter. On April 25, 2018 all remaining unpaid principal of the Term Loan shall be due. As of the date of this report the Company had not made the principal or interest payments due on June 30, 2014, September 30, 2014, December 31, 2014 or March 31, 2015. Accordingly, at December 31, 2014 the note is considered in default for the unpaid principal balance of $14,025,000 and accrued interest of $1,375,425. The Company is actively working with the lender and other parties to restructure its debt and equity however no specific actions have yet been determined.

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

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The fair value of the warrants issued to the Lender was calculated using the Black Scholes pricing model. The total value of the warrants on the original issuance date was calculated at approximately $1.5 million and is initially recorded as a debt discount and warrant liability with the debt discount to be amortized over the debt term. Approximately $276,000 and $200,000 of this debt discount was amortized as interest expense in the years ended December 31, 2014 and 2013.

The First Amendment to the Loan Agreement waived certain identified covenant violations that had occurred prior to December 27, 2013 and established new financial covenants including Minimum Liquidity, a limit on Capital Expenditures, Fixed Charge Coverage Ratio, Total Debt Leverage Ratio, Senior Debt Leverage Ratio and Interest Coverage Ratio. At December 31, 2014, the Company was not in compliance with all such financial covenants.

The Company incurred approximately $4.3 million in loan costs consisting of cash in the amount of approximately $3,213,000 and approximately 4.7 million five-year warrants issued to a loan placement agent, exercisable at $0.22 per share, which were valued at their fair value of $1,085,000 in conjunction with the Loan Agreement. The loan costs are recorded as debt issue costs to be amortized over the term of the debt. During the years ended December 31, 2014 and 2013, approximately $864,000 and $434,000 was recorded as amortization expense, respectively.

Convertible Notes Payable

Convertible notes payable includes several past due notes totaling approximately $2,634,000 and approximately $1,807,000 in accrued but unpaid interest which are currently in default subject to notification by the lenders..

No amounts have been recorded relating to stock settled debt, derivatives or beneficial conversion values since all such convertible notes are convertible contingent upon the occurrence of future events under control of the Company.

Approximately $3.2 million of the Convertible Notes Payable are with related parties.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The following summarizes the Convertible Notes Payable as of December 31:

	2014	2013
Convertible notes payable to related and unrelated parties bearing interest at a rate of 12%, principal is payable on March 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below. If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75. Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above. The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011. Since the Company failed to register the warrant shares on or before June 1, 2011, the lender is entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed, capped at 10%. All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date. The Public Event occurred on October 25, 2010 and on May 1, 2011 the notes became convertible at a price of $1.72 or a lesser price based on any equity financing. See Public Event below. During the year ended December 31, 2012 the Company repaid $21,920 of principal on these loans. During 2013, the $21,920 was re-invested and the Company repaid another $20,000 of principal on these loans. As of December 31, 2014, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	$1,255,638	$1,275,638

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Convertible notes payable issued to related and unrelated parties in January and February 2011 for $200,000 cash. These convertible notes payable bear interest at a rate of 12%, and principal is payable on September 1, 2011 and interest is payable quarterly in cash or common stock at Company option using conversion terms below. If the Company is merged with or acquired by a public company (public event) during the term of the note, then on the first day of each month, starting with the 7th full month following the public event, the lender shall have the right to (a) receive payment equal to one-sixth of the principal outstanding or (b) convert the monthly principal amount as follows: Note is convertible at the lesser of (1) 75% of the price per share paid by investors in the next equity financing after the note was issued, or (2) either (a) if the Company has forty-five million or more shares issued and outstanding then $0.75 per share or (b) if the Company has less than forty-five million shares issued and outstanding then a price per share determined by dividing 45,000,000 by the product of the number of shares issued and outstanding after the closing of a Public Event multiplied by $0.75. Upon conversion of any portion of principal or accrued interest the lender will receive an equal number of warrants to purchase common stock. For any portion of the note not converted, the lender will receive warrants equal to 25% of the quantity the lender would have received had they converted. In event of default with respect to principal payment, as liquidated damages, the lender will receive an additional warrant to purchase such number of shares as equals the number of shares issuable upon exercise of a warrant issued under the 25% provision above. The warrants contain piggy-back registration rights, however, if the warrant shares have not been registered on or before June 1, 2011 and a public event, as defined, has occurred, the Company will use its best efforts to file a registration statement as soon as practicable thereafter and use commercially reasonable efforts to cause the registration statement to become effective on or before September 1, 2011. Since the Company failed to register the warrant shares on or before June 1, 2011, the lender is entitled, as liquidated damages, to an additional warrant to purchase such number of shares as equals 2% of the number of warrant shares that may be purchased under all of the lenders warrants multiplied by the number of full months that the registration statement is delayed, capped at 10%. All warrants shall have an exercise price that is 110% of the conversion price and shall be exercisable for 5 years from the warrant issuance date. The Public Event occurred on October 25, 2010 and on May 1, 2011 the notes became convertible at a price of $1.72 or a lesser price based on any equity financing. Although the Company has not made any principal payments as of December 31, 2014, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	200,000	200,000

Convertible notes payable bearing interest at a rate of 12%. Principal payable on June 30, 2009. Interest payable every six months. The note and accrued interest are convertible at 75% of the price per share paid by investors in the next equity financing and such conversion rights will expire 60 days after such equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. Although the Company has not made any principal payments as of December 31, 2014, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	40,000	40,000

Convertible notes payable bearing interest at a rate of 12%. Principal payable in September 2010. Interest payable every six months. Note is convertible at 75% of the price per equity interest paid by investors in the next equity financing and such conversion rights will expire 60 days after such equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. Although the Company has not made any principal payments as of December 31, 2014, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	100,000	100,000

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

On April 25, 2013 the Company restructured the past due convertible note for which the Company had previously been notified as being in default. Under the terms of the agreement, the Company repaid $750,000 of principal to the Noteholder. The remaining principal of $420,718 and accrued interest of $577,948 were restructured into a new note for $998,666. The principal is due in full on the maturity date of April 25, 2014. Interest is to be paid quarterly at a rate of 12%. In the event of default, the interest rate will increase to 20%, compounded annually. In addition, at any time beginning on the date on which the Company may make a secondary public offering but prior to payment in full of the outstanding principal balance of the note, the Noteholder shall have the right on the first day of each calendar month to convert the principal amount into conversion stock at the Note Conversion price, which is defined as the greater of 25% discount to the secondary offering price or the market price on the date of conversion. In addition, effective one year after the maturity date for every 120 days that the note remains unpaid the Noteholder will be entitled to receive shares of common stock equal to 1% of the issued and outstanding shares on the date such shares became due and payable.	998,666	998,666

Convertible notes payable to a related party bearing interest at a rate of 12%. Principal payable on March 1, 2013. Interest payable quarterly. The note and any accrued and unpaid interest are convertible at 75% of the price per share paid by investors in the next equity financing. The holder also has the right to 100% warrant coverage with an exercise price of 110% of the next $4 million equity round. The Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.	40,000	40,000

In connection with the Scottsdale acquisition on December 31, 2013, the Company issued a convertible promissory note in the amount of $1,350,000 to the sellers. The note bears interest at 6.25% and the entire unpaid principal and accrued but unpaid interest shall be due and payable on December 31, 2016 unless earlier converted by the holder into shares of common stock of Sebring. Upon a "Public Offering", the holder may elect to convert any or all of the unpaid principal and accrued but unpaid interest into shares of Sebring's common stock at a 25% discount to the "Offering Price". Public Offering means the first public offering of Sebring's common stock under the Securities Act of 1933 following the issue date. Offering Price is the price per share of common stock paid by the underwriter to Maker for the shares sold to the underwriter in the Public Offering.	1,350,000	1,350,000

In connection with the Simon acquisition on December 27, 2013, the Company issued a convertible promissory note in the amount of $925,000 to the sellers. The note bears interest at 7.0% and unless prior to the first anniversary of this note a Public Offering has occurred, then on the first anniversary and quarterly thereafter until the earlier of the Maturity Date or the date that a Public Offering occurs, principal payments of $70,083 are due and the entire unpaid principal and accrued but unpaid interest shall be due and payable on December 27, 2016 (the "Maturity Date"), unless earlier converted by the holder into shares of common stock of Sebring. To the extent that a "Public Offering" closes on or before December 27, 2014, all of the unpaid principal and accrued but unpaid interest shall automatically convert into shares of Sebring's common stock at the "Offering Price". To the extent that a Public Offering does not close on or before December 27, 2013 but a Public Offering closes before December 27, 2016, the Holder may elect to convert all of the unpaid principal and accrued but unpaid interest into Sebring's common stock at the Offering Price.	925,000	925,000

In connection with the Tadros acquisition on December 27, 2013, the Company issued a convertible promissory note in the amount of $255,594 to the sellers. The note bears interest at 6.0% and unless prior to the first anniversary of this note a Public Offering has occurred, then on the first anniversary and quarterly thereafter until the earlier of the Maturity Date or the date that a Public Offering occurs, principal and interest payments of $32,406 are due and the entire unpaid principal and accrued but unpaid interest shall be due and payable on December 27, 2016 (the "Maturity Date"), unless earlier converted by the holder into shares of common stock of Sebring. To the extent that a "Public Offering" closes on or before December 27, 2014, all of the unpaid principal and accrued but unpaid interest shall automatically convert into shares of Sebring's common stock at the "Offering Price". To the extent that a Public Offering does not close on or before December 27, 2013 but a Public Offering closes before December 27, 2016, the Holder may elect to convert all of the unpaid principal and accrued but unpaid interest into Sebring's common stock at the Offering Price.	255,594	255,594
	$5,164,898	$5,184,898

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Equipment and vehicle notes payable

In connection with the OSM merger, the Company assumed a note payable in the amount of approximately $160,000. The note bears interest at 5%, requires monthly payments of approximately $7,000 through March of 2015 and has a balance at December 31, 2014 of approximately $21,000. At December 31, 2014, the Company has installment notes payable in the aggregate amount of approximately $422,000. These notes bear interest at rates ranging from 3.5% to 10.4%, are secured by the equipment, leasehold improvements and vehicles, and require monthly payments of varying amounts through 2018.

Other notes payable

Other notes payable includes several unsecured past due notes totaling $165,000 in principal at December 31, 2014 and 2013 with interest payable at rates ranging from 10% to 12%. Although the Company has not made any principal payments as of December 31, 2014, the Company had not received any Notification of Default from any holders of these notes and therefore was not technically in default.

Also included in other notes payable is a non-interest bearing loan in the amount of $35,000 at December 31, 2014.

Other notes payable at December 31, 2014 includes notes issued to related parties as follows:

In connection with the OSM merger, the Company assumed a 6.5% note payable in the amount of $120,288 to a holder of a non-controlling interest. The note requires monthly payments of approximately $4,600 through July of 2015. The balance of the note at December 31, 2014 was $21,522.

In the third quarter of 2013, the Company issued a 5.25% note payable in the amount of $254,784 to a holder of a non-controlling interest as part of a transaction to re-acquire the non-controlling interest. The note requires monthly payments of $11,206 through July of 2015. The balance of the note at December 31, 2014 was $77,089.

In connection with the Tadros acquisition, the Company issued a 6.25% note payable in the amount of $100,000 to the seller. The note requires monthly payments of $8,618 through December of 2014. The note was paid in full in 2014.

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

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

As of December 31, 2014, the required principal payments of long-term debt for each of the following five years are as follows

(in thousands):

2015	$8,903
2016	3,925
2017	6,976
2018	981
2019	47
Total	$20,832

8. COMMITMENTS AND CONTINGENCIES

Advisor Agreements - The Company has entered into two agreements with a financial advisor. Under the first agreement, the Advisor has been engaged to act as exclusive underwriter with respect to a potential secondary public offering of the Company’s common stock. The agreement provides for compensation to be earned by the Advisor in the form of a success fee and issuance of warrants based on a percentage of the number of shares sold pursuant to the public offering. The success fee will continue for 18 months after cancellation or expiration of the agreement. The Advisor also receives preferential rights to provide financing arrangements to the Company for any transaction introduced by the financial advisor that is closed by the Company during the term and for a period of one year following cancellation or expiration of the agreement. This agreement has an expiration date of May 12, 2015.

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

Lender Contingency - Under a note issued on April 25, 2013 for $998,666 a lender is granted a 1% equity interest on issued and outstanding equity interests for each 120 days (maximum of 4 issuances) that any amount of the note remains outstanding. This penalty provision is effective one year after the maturity date of April 25, 2014.

Management Agreements - The Company has management contracts with four key members of management with lengths ranging from one to three years. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of approximately $852,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition, the contracts have Equity Participation clauses whereby the employees have been awarded a total of 1,100,000 shares of restricted stock to be distributed to the employees in equal installments over periods ranging from two to five years. As of December 31, 2014 1,030,000 shares have been issued or are issuable under these agreements.

Consultant Liability - As a result of the April 25, 2013 merger the Company entered into consulting agreements with two individuals for an initial period of three years which automatically renew for an additional two years unless otherwise terminated under the terms of the agreements. The amounts payable under the consulting arrangements were deemed to be additional consideration for the merger. These payments were recorded as “consultant liability” at its net present value of approximately $3,932,000 at the acquisition date. As of December 31, 2014, the remaining consultant liability totals approximately $2.8 million. Of this amount, approximately $754,000 is reflected as a current liability at December 31, 2014.

Service Agreement – As part of the Simon acquisition the Company assumed an existing service agreement with a third party to provide certain software, payroll and other management services for the Simon practices. The agreement is through June 2018 and has a monthly fee of $25,000.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Penalty Contingency - Certain penalty and other ongoing warrant issuances are due under various note agreements. These continuing warrant grants will continue to be expensed at fair value in future periods and may cause dilution to current shareholders if such warrants are exercised.

Legal Matters – In January 2015 a lawsuit was initiated against the Company in the Supreme Court of the State of New York, County of New York whereby an investor relations consultant claims he is owed stock compensation under a May 7, 2010 consulting agreement. The agreement describes 800,000 shares of common stock to be issued as compensation to the consultant along with $40,000 cash due upon signing of the agreement, An additional cash payment of $34,500 was due on May 21, 2011. Management asserts that no services were performed and no shares or other compensation is due to the consultant. In March 2015 the Company filed a pre-answer motion to dismiss the action for lack of personal jurisdiction. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No liability has been accrued for this claim as of December 31, 2014.

In 2013 a subsidiary of the Company, Sebring Dental of Arizona (SDA) entered into an agreement to manage the dental practice of a third party. In August 2014, under the provisions of the agreement, SDA terminated its relationship with the practice. The owner of the practice demanded an arbitration to recover damages alleged to have resulted from the termination. The Company considers this damage claim to be without merit, and has initiated a counterclaim to recover amounts due to SDA for services performed under the terms of the agreement. The matter is currently in the initial stages of arbitration. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No liability has been accrued for this claim as of December 31, 2014.

Leases

Office leases

Our subsidiary in Florida leases office space for their headquarters (Clearwater, FL) and for the Practices. 5 of the Practices are in facilities leased from related parties. The leases expire at various times through 2023.

Rent expense was approximately $2,559,000 and $1,360,000 for 2014 and 2013, respectively, of which $337,000 and $57,000, respectively, was for the related party leases.

Future minimum lease payments as of December 31, 2014 are as follows (in thousands):

Amount
2015	$1,971
2016	1,541
2017	1,272
2018	1,159
2019	774
Thereafter	1,265
Total	$7,982

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Equipment Leases

The Company also has several leases for its telephone systems related to the Practices that are classified as capital leases. Future payments required under the lease are as follows (in thousands):

2015	$93
2016	16
2017	14
2018	3
Total	126
Less amounts representing interest	12
Capital lease obligation	114
Less current portion	85
Long term capital lease obligation	$29

9. EQUITY TRANSACTIONS

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

Common Stock - During the years ended December 31, 2014 and 2013 the Company issued a total of 638,750 and 1,055,000 shares, respectively of restricted common stock to members of management according to the terms of their employment agreements. The shares, which were issued at various intervals as required in the agreements, were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in each contract. Accordingly, the Company recorded a total of approximately $183,000 and $364,000, respectively as non-cash compensation expense for these shares.

In January 2014 the Company issued 387,597 shares to a related party for $100,000 or $0.258 per share.

In April 2014 the Company issued 1,162,791 shares to related parties for $300,000 or $0.258 per share.

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

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

The Company issued a total of 9,849,220 shares as consideration for the OSM acquisition. These shares were valued at $0.39 per share on the closing date for a total of $3,841,196. The Company also issued 124,851 shares at $0.55 per share in payment of loan costs to a third party for work done in conjunction with the acquisition, for a total of $68,668. These transactions were valued at the quoted trading price on the day of issuance.

Non-controlling Interest

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

The Company recorded the non-controlling interest at its estimated fair value of approximately $2,067,000. The amount of the Company's net income (loss) allocable to the NCI equity holders is based on the specific performance of their respective operating entity and is distributed to them on a quarterly basis. Additionally, during 2013 the Company acquired the non-controlling interest of one of the entities. This was accomplished through the issuance of a note payable and cash to the holder of the no controlling interest in the amount of approximately $283,000. This resulted in a loss of approximately $7,000 which was charged to additional paid in capital. Net income of approximately $157,000 in 2014 and $608,000 in 2013 was allocated and is distributable to the NCI equity holders.

10. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the year ended December 31, 2014, during which the Company reported a net loss, 11,410,031 warrants and 1,695,728 shares issuable under conversion features of non-contingent convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive. For the year ended December 31, 2013, during which the Company reported a net loss, 11,366,417 warrants and 1,521,274 shares issuable under conversion features of non-contingent convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive. These common stock equivalents may dilute future earnings per share.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

11. WARRANTS FOR COMMON STOCK AND WARRANT LIABILITY

At December 31, 2014 and 2013, the Company’s warrant liabilities had a fair value of approximately $1.1 million and $4.5 million, respectively.

The fair value for warrants issued were estimated at the date of issuance and the reevaluation dates according to the following range of assumptions:

Estimated fair value of underlying common stock	$0.20 - $0.53
Exercise price	$0.22 - $1.01
Expected life (years)	4.8 - 10
Risk-free interest rate	2.52%
Expected volatility	295%
Dividend yield	0%

The activity in the warrant liability (a Level 3 classification in the fair value hierarchy) for the years ended December 31, 2014 and 2013 is as follows (in thousands):

Warrant liability-December 31, 2012	$-
Additional liability due to new grants	2,579
Loss on change in fair market value	1,873
Warrant liability – December 31,2013	4,452
Additional liability due to new grants	-
Gain on change in fair market value	(3,319)
Warrant liability-December 31, 2014	$1,133

Changes in the fair market value of these warrant liabilities resulted in a gain of approximately $3,319,000 for the year ended December 31, 2014 and a loss of approximately $1,873,000 for the year ended December 31, 2013.

The Black-Scholes pricing model was developed for use in estimating the fair value of options and warrants and is dependent on the input of subjective assumptions. While the Company believes these estimates to be reasonable, the warrant expense recorded would increase if a higher volatility was used, or if the expected dividend yield increased.

Warrants without ratchet provisions:

As a result of requirements under the terms of previously issued convertible notes, the Company agreed to issue 43,614 warrants and 46,326 warrants, respectively to the note holders during the years ended December 31, 2014 and 2013. These five year warrants have an exercise price of $1.89 and were valued at $0.75 and $0.79 per warrant, respectively under calculations performed using the Black-Scholes pricing model and resulted in a charge to Additional Paid in Capital of $34,455 for 2014 and $36,598 for 2013.

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

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

A summary of the Company’s warrant activity for warrants without ratchet provisions for the years ended December 31, 2014 and 2013 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at December 31, 2012	652,170	$1.89	3.83
Issued or Issuable	6,033,666	$.02
Cancelled or Expired	-	-
Exercised	-	-
Outstanding at December 31, 2013	6,685,836	$.14	9.10
Issued or issuable	43,614	$1.89
Cancelled or expired	-	-
Exercised	-	-
Outstanding at December 31, 2014	6,729,450	$.15	8.22
Exercisable at end of period	6,729,450	$.15	8.22

At December 31, 2014 the intrinsic value of the outstanding warrants was approximately $718,000.

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

Since these warrants were issued in connection with the term loan described in Note 7, they were recorded as loan issuance costs of approximately $1,086,000 to be amortized over the five year loan term on the interest method.

A summary of the Company’s warrant activity for warrants with ratchet provisions for the years ended December 31, 2014 and 2013 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at December 31, 2012	-	$-
Issued or Issuable	4,680,581	.26	4.43
Exercised	-	-
Cancelled or expired	-	-
Additions due to ratchet trigger	-	-
Outstanding at December 31, 2013	4,680,581	$.26	4.43
Issued or issuable	-	-
Exercised	-	-
Cancelled or expired	-	-
Additions due to ratchet trigger	-	-
Outstanding at December 31, 2014	4,680,581	$.26	3.43
Exercisable at end of period	4,680,581	$.26	3.43

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

At December 31, 2014 the intrinsic value of the outstanding ratchet warrants was $0.

12. INCOME TAXES

From September 18, 2006 (inception) to the recapitalization date of October 25, 2010, the Company was treated as a partnership for federal Income tax purposes. The corporate tax benefits of its losses were passed through to its owners and the Company did not have any income tax expense or benefit. Starting October 25, 2010 the Company became subject to paying income tax. There was no income tax expense for the years ended December 31, 2014 and 2013 due to the Company's net losses.

The blended Federal and State tax rate of 37.63% applies to loss before taxes. The Company's tax expense differs from the “expected” tax expense for federal income tax purposes for the years ended December 31, 2014 and 2013 (computed by applying the United States Federal Corporate tax rate of 34% to net loss before taxes), as follows (in thousands):

	2014	2013
Computed “expected” tax benefit	$(2,733)	$(2,937)
State income tax	(286)	(315)
Non-deductible expenses	13	15
Warrant revaluation	(1,249)	705
Income (loss) of non-taxable entities	53	(10)
Impairment of goodwill	977	-
Change in deferred tax asset valuation allowance	3,225	2,542
	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are follows at December 31, 2014 and 2013 (in thousands):

	2014	2013
Net operating loss carryforward	$5,794	$3,373
Gain on foreign currency exchange rates	(7)	1
Other accrued liabilities	1,407	1.,653
Intangible assets	(2,981)	(3,745)
Bad debt allowance	231	88
Start-up costs	768	768
Fixed assets	176	25
Less valuation allowance	(5,388)	(4,310)
Net deferred tax liability	$-	$(2,147)

The valuation allowance at December 31, 2014 was $5.4 million. The net increase in 2014 of $1.1 million results from a decrease of the beginning of the year valuation allowance as a purchase price allocation adjustment against goodwill and a current year increase of $3.2 million.

Sebring Software, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The Company has a net operating loss carry forward of approximately $15.4 million available to offset future U.S. net income over 20 years through 2033. The utilization of the net operating loss carry forwards is dependent upon the ability of the Company to generate sufficient taxable income during the carry forward period.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2014, tax years 2013, 2012 and 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years

13. RELATED PARTY TRANSACTIONS

Related party transactions and balances include Due from Related Parties (See Note 5), Notes Payable (See Note 7), Consultant Liability (See Note 3), Leases (See Note 8) and certain equity transactions (See Note 9). In addition current liabilities includes approximately $49,000 due to a related party for professional fees paid on behalf of the Company.

14. CONCENTRATIONS

Credit Risk - The Company’s cash equivalents typically consist of demand deposits. Cash equivalent balances may, at certain times, exceed federally insured limits.

Geographic Concentration - The Company's dental practice locations are concentrated in Florida and Arizona.

15. SUBSEQUENT EVENTS

In 2015 10,000 shares of restricted common stock have been issued to a member of management in accordance with the terms of their employment agreement.

