Form 10-Q
period 2015-03-31
Sebring Software, Inc.
filed 2015-05-14
CIK 1452476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

COMMISSION FILE NUMBER: 333-156934

SEBRING SOFTWARE, INC.

(Name of registrant in its charter)

Nevada	26-0319491
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1400 Cattlemen Rd, Suite A

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

As of May 14, 2015 the registrant had 68,886,327 shares of common stock, $0.0001 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sebring Software, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$63	$-
Patient Receivables, net of allowance for doubtful accounts of $282 and $315	495	477
Prepaid expense	32	61
Total current assets	590	538

Fixed Assets
Furniture, equipment and vehicles, net	3,078	3,250
Total Fixed Assets	3,078	3,250

Other Assets
Due from related parties, net of allowance of $447 and $447	57	54
Customer relationship value, net of accumulated amortization of $3,838 and $3,286	12,784	13,336
Loan costs, net of accumulated amortization of $1,504 and $1,290	2,738	2,952
Deposits	136	89
Total Other Assets	15,715	16,431

Total assets	$19,383	$20,219

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$-	$100
Accounts payable	1,633	1,515
Due to related party	49	49
Accrued liabilities	1,289	1,113
Accrued payroll related liabilities	552	323
Accrued interest payable	4,129	3,457
Warrant liability	776	1,133
Deferred revenue	3,652	3,532
Current portion notes payable and convertible notes payable, net of debt discount	6,493	6,606
Current portion notes payable and convertible notes payable-related parties	2,050	2,015
Current portion of lease obligations	65	85
Current portion of consultant liability	775	754
Total current liabilities	21,463	20,682

Lease obligation, net of current portion	26	29
Consultant liability, net of current portion	1,868	2,085
Notes payable and convertible notes payable, net of current portion and debt discount	9,161	9,020
Notes payable and convertible notes payable, net of current portion-related parties	2,025	2,176
Other non-current liabilities	432	525
Total liabilities	34,975	34,517

Commitments and contingencies (Note 7)

EQUITY (DEFICIT)
Sebring Software, Inc. stockholders' equity (deficit)
Preferred stock, 0.0001 par value, 10,000 authorized, none issued and outstanding
Common stock issued and to be issued, 0.0001 par value, 1,100,000,000 shares authorized, 68,881,327 and 68,876,327 shares issued and outstanding at
March 31, 2015 and December 31, 2014, respectively	7	7
Additional paid in capital	9,062	9,053
Accumulated deficit	(26,864)	(25,431)
Total Sebring Software, Inc. stockholders' equity (deficit)	(17,795)	(16,371)
Non-controlling interest	2,203	2,073
Total equity (deficit)	(15,592)	(14,298)
Total liabilities and equity (deficit)	$19,383	$20,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(in thousands except share data)

	Three Months Ended March 31
	2015	2014

Net dental practice revenue	$5,248	$5,108

Operating expenses:
Direct dental expenses - compensation	2,841	2,499
Direct dental expenses - other	1,329	1,373
Indirect dental expenses	1,018	1,021
Corporate compensation and benefits	147	254
General & administrative expenses	710	952
Total operating expense	6,045	6,099
Loss from operations	(797)	(991)

Other income (expense):
Gain on warrant liability	357	1,158
Gain on foreign currency transactions	16	-
Other income	26	36
Interest expense	(908)	(853)
Total other income (expense), net	(509)	341
Net loss	(1,306)	(650)
Add: Net income (loss) attributable to the non-controlling interest	127	130
Net loss attributable to Sebring Software, Inc.'s common stock	$(1,433)	$(780)

Net loss per share attributable to Sebring Software Inc.'s common stock - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding-Basic and Diluted	68,881,216	67,016,712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc.

Statement of Changes in Equity (Deficit)

For the Three Months Ended March 31, 2015

(unaudited)

(in thousands except share data)

	Common Stock				Total	Non-	Total
	issued or to be issued		Additional	Accumulated	Stockholders'	Controlling	Equity
	Shares	Amount	Paid-in-capital	Deficit	Deficit	Interest	(Deficit)

Balance - December 31, 2014	68,876,327	$7	$9,053	$(25,431)	$(16,371)	$2,073	$(14,298)

Common stock issued for compensation	5,000	-	-	-	-	-	-

Issuance of penalty warrants on notes payable	-	-	9	-	9	-	9

Payment received - Note receivable - non controlling interest	-	-	-	-	-	3	3

Net income attributable to non-controlling interest	-	-	-	-	-	127	127

Net loss for the period	-	-	-	(1,433)	(1,433)	-	(1,433)

Balance - March 31, 2015	68,881,327	$7	$9,062	$(26,864)	$(17,795)	$2,203	$(15,592)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands except share data)

	Three Months Ended March 31
	2015	2014

Cash flows from operating activities:
Net loss attributable to Sebring Software, Inc.	$(1,433)	$(780)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest	127	130
Depreciation	216	170
Bad debts	19	-
Common stock issued for compensation	1	91
Gain on warrant liability	(357)	(1,158)
Amortization of loan costs	214	213
Amortization of customer relationships	552	562
Amortization of debt discount	70	68
Issuance of penalty warrants in conjunction with notes	9	8
Changes in assets and liabilities:
Patient receivables	(38)	(106)
Prepaid expenses	30	38
Deposits	(47)	(9)
Accounts payable and accrued liabilities	195	(152)
Accrued payroll related liabilities	228	44
Accrued interest payable	671	264
Deferred revenue	120	423
Other non-current liabilities	(93)	-
Net cash provided by (used in) operating actives	484	(194)

Cash flows from investing activities:
Payments for business acquisition	-	(675)
Due from related parties	(3)	(102)
Proceeds from sale of fixed assets	-	205
Purchase of furniture and equipment	(44)	(94)
Net cash (used in) provided by investing activities	(47)	(666)

Cash flows from financing activities:
Proceeds from issuance of common of stock	-	100
Contributions of non-controlling interest equity holders	3	40
Payment of consultant liability	(196)	(177)
Payment of notes payable	(157)	(385)
Payment of lease obligation	(24)	(12)
Net cash used in financing activities	(374)	(434)

Net increase (decrease) in cash	63	(1,294)
Cash, beginning of period	-	1,826
Cash, end of period	$63	$532

Supplemental Cash Flow Information:
Interest paid	$88	$503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

1. BASIS OF PRESENTATION, NATURE OF BUSINESS AND ORGANIZATION

Basis of Presentation - The accompanying unaudited consolidated financial statements of Sebring Software, Inc. and Subsidiaries ("the Company", "us", "we", "our") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the audited consolidated financial statements and footnotes of the company included in the Company’s Annual report on Form 10-K for the year ended December 31, 2014.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries combined with the accounts of the affiliated Practices with which the Company has specific management arrangements. The Company’s agreements with the Practices provide that the term of the arrangements are for forty years, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The Company has the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the Practices. All significant intercompany and inter-affiliate accounts and transactions have been eliminated.

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of patient receivables, amortization of intangible assets, impairment analysis of long-lived assets, valuation of derivatives or beneficial conversion features on convertible debt, valuation of stock or other equity-based instruments issued for services or settlements and valuation of deferred tax assets and liabilities.

Recent Accounting Pronouncements - Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

Cash Equivalents - Cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less from the date of purchase. The Company’s cash equivalents typically consist of demand deposits. Cash equivalent balances may, at certain times, exceed federally insured limits.

Patient Receivables - Patient receivables result primarily from the Company's general and cosmetic dental practices and are reported at the customers’ outstanding balances, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The allowance for doubtful accounts is determined primarily on the age and payment history of past due accounts.

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

Intangible Assets - Intangible assets arise in connection with acquisitions and are recorded at their respective fair values under the acquisition method of accounting. Intangible assets with finite lives, primarily customer relationships, are amortized over their respective useful lives. The Company reviews all intangible assets annually for impairment, or upon occurrence of a trigger event.

Long-Lived Assets - The Company evaluates long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at March 31, 2015 pursuant to current accounting standards.

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

The Company carries its warrant liabilities that meet certain criteria at fair value. In accordance with the three-tier fair value hierarchy, the Company classifies the warrant liability as a Level 3 and determines the fair value of its warrant liabilities using the Black Scholes pricing model and records a warrant liability for the fair value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the warrant liability to the new fair value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

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

Three Months Ended March 31, 2015

(Unaudited)

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

Revenue earned from general and cosmetic dental practices is recorded on a fee for service basis at the time the services are performed.

Advertising - The Company’s advertising efforts consist primarily of direct response programs that are web based or through local publications. Advertising costs are expensed as incurred.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company and its ability to meet its ongoing obligations. The Company had a net loss of approximately $1.4 million. As of March 31, 2015 there was a working capital deficit of $20.9 million, an accumulated deficit of $26.9 million and a stockholders’ deficit of $17.8 million. Furthermore, because the Company was unable to make the required principal and interest payments under its term loan and a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on approximately $17.3 million in principal and $3.5 million in accrued interest as of March 31, 2015. The Company is working with its creditors and potential investors to restructure its debt and provide financing to fund expansion through acquisition of additional dental practices, however as of the date of the report there are no such agreements in place.

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

Foreign Currency Transactions - Gains and losses resulting from foreign currency transactions, which are not material, are included in the statement of operations as other income (expense).

Reclassifications - Certain other direct dental expenses and indirect dental expenses for the three months ended March 31, 2014 have been reclassified to conform to the 2015 presentation. These reclassifications had no net effect on Net Loss for the three months ended March 31, 2014. In addition, $675,000 paid for a business acquisition was reclassified from operating activities to investing activities on the accompanying Statement of Cash Flows for the three months ended March 31, 2014.

3. FURNITURE, EQUIPMENT AND VEHICLES

Furniture, equipment and vehicles consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Furniture and fixtures	$458	$457
Vehicles	96	96
Dental equipment	2,714	2,700
Computers and phone systems	790	788
Leasehold improvements	487	463
Construction in progress	13	11
Furniture, equipment and vehicles	4,558	4,515
Accumulated depreciation	(1,480)	(1,265)
Furniture, equipment and vehicles, net	$3,078	$3,250

Depreciation expense for the three months ended March 31, 2015 was approximately $216,000. Included above are phone systems under capital leases with a net book value at March 31, 2015 of approximately $184,000.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

4. DUE ROM RELATED PARTIES

The Company has paid amounts totaling approximately $136,000 at March 31, 2015 that are obligations of the prior owners of AAR Acquisition, LLC and approximately $14,000 to other related parties.

Additionally, the Company has advanced amounts totaling approximately $351,000 to an entity to which it provided dental practice management services. In August 2014 the Company terminated its relationship with the entity to which it was providing dental management services and is currently attempting to recover the previously advanced amounts owed by this entity. The matter is in arbitration.

The Company has established an allowance in the amount of approximately $447,000 at March 31, 2015 related to these amounts due from related parties.

5. CUSTOMER RELATIONSHIPS

The Company recorded the value of customer relationships of practices acquired in 2013 as an intangible asset. They are amortized over their estimated useful lives of 7 years for orthodontic practices and 15 years for dental practices. Amortization expense for the customer relationships was approximately $552,000 and $562,000 for the 3 months ended March 31, 2015 and 2014, respectively.

6. NOTES PAYABLE AND LONG-TERM DEBT

The Company has financed its operations mainly through the issuance of notes and convertible notes payable. Borrowings consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Term Loan	$14,025	$14,025
Convertible notes payable	5,095	5,165
Equipment & vehicle notes payable	402	443
Other notes payable	1,152	1,199

Total borrowings	20,674	20,832
Less: Debt discount, net of interest amortization	(945)	(1,015)

Total borrowings, net of debt discount	19,729	19,817
Less: Related party notes payable	(4,075)	(4,191)

Total borrowings, net of related party notes	15,654	15,626
Less: Current portion of long term debt	(6,493)	(6,606)

Notes payable, net of current portion	$9,161	$9,020

Total related party notes	$4,075	$4,191
Less: Current portion of related party notes	(2,050)	(2,015)

Related party notes, net of current portion	$2,025	$2,176

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

Term Loan

In 2013, the Company received financing of $15,000,000 for a note with the proceeds used for acquisitions and general working capital. The Company has repaid $975,000 of the principal as of March 31, 2015. As of the date of this report the Company had not made the principal or interest payments due on June 30, 2014, September 30, 2014, December 31, 2014 or March 31, 2015.

The Company incurred approximately $4.3 million in loan costs consisting of cash in the amount of approximately $3,213,000 (including $250,000 payable no later than May 30, 2014) and approximately 4.7 million five-year warrants issued to a loan placement agent, exercisable at $0.22 per share, which were valued at their fair value of $1,085,000 in conjunction with the Loan Agreement. The loan costs are recorded as debt issue costs to be amortized over the term of the debt. Amortization expense related to these loan costs of approximately $214,000 and $213,000 was recorded during the three months ended March 31, 2015 and 2014, respectively.

Convertible Notes Payable

Convertible notes payable includes past due notes totaling approximately $2.9 million and approximately $1.9 million in accrued but unpaid interest which are currently in default subject to notification by the lenders.

No amounts have been recorded relating to stock settled debt, derivatives or beneficial conversion values since all such convertible notes are convertible contingent upon the occurrence of future events under control of the Company.

Approximately $3.2 million of the Convertible Notes Payable are with related parties.

Equipment and Vehicle Notes Payable

The Company has installment notes payable in the aggregate amount of approximately $402,000 and $443,000 at March 31, 2015 and December 31, 2014. These notes bear interest at rates ranging from 3.5% to 10.4%, are secured by equipment, leasehold improvements and vehicles, and require monthly payments of varying amounts through 2018.

Other Notes Payable

Included in other noted payable are loans from related parties of $952,000 at March 31, 2015 and $999,000 at December 31, 2014, at interest rates of 5.25 % to 8%. $200,000 of these notes are delinquent at March 31, 2015. The remaining $752,000 mature at various dates in 2015.

Other notes payable includes several unsecured past due notes totaling $165,000 at March 31, 2015 and December 31, 2014 with interest payable at rates ranging from 10% to 12%, and a non-interest bearing loan in the amount of $35,000 at March 31, 2015 and December 31, 2014. Although the Company has not made any principal payments as of March 31, 2015, the Company had not received any notification of default from any holders of these notes.

7. COMMITMENTS AND CONTINGENCIES

Lender Contingency - Under a note issued on April 25, 2013 for $998,666 a lender is granted an equity interest equal to 1% of issued and outstanding common shares for each 120 days that any amount of the note remains outstanding. This penalty provision is effective one year after the maturity date of April 25, 2014 with a maximum of 4 issuances beginning August 23, 2015 and may cause dilution to current shareholders. As of the date of this report the Company has made no principal or interest payments on the Note.

Management Agreements - The Company has management contracts with four key members of management with lengths ranging from one to three years. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of approximately $852,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition, the contracts have Equity Participation clauses whereby the employees have been awarded a total of 1,100,000 shares of restricted stock to be distributed to the employees in equal installments over periods ranging from two to five years. As of March 31, 2015 a total of 1,035,000 shares have been issued or are issuable under these agreements.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

Consultant Liability - As a result of an April 25, 2013 merger the Company entered into consulting agreements with two individuals for an initial period of three years which automatically renew for an additional two years unless otherwise terminated under the terms of the agreements. The amounts payable under the consulting arrangements were deemed to be additional consideration for the merger. The net present value these payments were recorded as “consultant liability” of approximately $3,932,000 at the acquisition date. As of March 31, 2015, the remaining consultant liability is approximately $2.6 million. Of this amount, approximately $775,000 is reflected as a current liability at March 31, 2015.

Service Agreement – As part of a December 2013 acquisition the Company assumed an existing service agreement with a third party to provide certain software, payroll and other management services for the acquired practices. The agreement is through June 2018 and has a monthly fee of $25,000.

Penalty Contingency - Certain penalty and other ongoing warrant issuances are due under various note agreements. These continuing warrant grants will continue to be expensed at fair value in future periods and may cause dilution to current shareholders if such warrants are exercised (see Note 10)

Legal Matters – In January 2015 a lawsuit was initiated against the Company in the Supreme Court of the State of New York, County of New York whereby an investor relations consultant claims he is owed stock compensation under a May 7, 2010 consulting agreement. The agreement describes 800,000 shares of common stock to be issued as compensation to the consultant along with $40,000 cash due upon signing of the agreement. An additional cash payment of $34,500 was due on May 21, 2011. Management asserts that no services were performed and no share or other compensation is due to the consultant. In March 2015 the Company filed a pre-answer motion to dismiss the action for lack of personal jurisdiction. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No liability has been accrued for this claim as of March 31, 2015.

In 2013 a subsidiary of the Company, Sebring Dental of Arizona (SDA) entered into an agreement to manage the dental practice of a third party. In August 2014, under the provisions of the agreement, SDA terminated its relationship with the practice. The owner of the practice demanded an arbitration to recover damages alleged to have resulted from the termination. The Company considers this damage claim to be without merit, and has initiated a counterclaim to recover amounts due to SDA for services performed under the terms of the agreement. The matter is currently in the initial stages of arbitration. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No liability has been accrued for this claim as of March 31, 2015.

Leases

Office Leases

The Florida subsidiary leases office space for their headquarters (Clearwater, FL) and for the Practices. Five of the Practices are in facilities leased from related parties. The leases expire at various times through 2023.

Future minimum lease payments for the 12 months ending March 31 (in thousands):

2016	$1,935
2017	1,471
2018	1,232
2019	1,140
2020	632
Thereafter	1,135
Total	$7,545

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

Equipment Leases

The Company leases telephone systems related to the Practices. The telephone systems leases are classified as capital leases. Future payments required under the lease are as follows (in thousands):

Total payments	$100
Less amounts representing interest	(9)
Capital lease obligation	91
Less current portion	(65)
Long term capital lease obligation	$26

8. EQUITY TRANSACTIONS

During the three months ended March 31, 2015 the Company issued 5,000 shares of common stock to a member of management according to the terms of their employment agreement. The shares were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in the contract. Accordingly, the Company recorded approximately $1,000 as non-cash compensation expense.

As a result of a continuation agreements with holders of certain convertible notes payable 11,097 warrants were issued to the noteholders during the three months ended March 31, 2015. These five year warrants, with an exercise price of $1.89 were valued at $.79 per warrant under calculations performed at the time of inception of the continuation agreements using the Black-Scholes pricing model. Accordingly the Company recorded additional paid in capital of approximately $9,000 during the period ended March 31, 2015 related to these warrants.

Non-controlling Interest

In 2013 the Company obtained financial control of an Orthodontic Practice Group consisting of eleven entities and thirty two locations. Four of these entities (twelve locations) have equity owners that have not pledged their equity interests to the Company through the nominee shareholder. These non-controlling interests range from 40% to 50%. These interests have been classified as non-controlling interests in the accompanying consolidated financial statements.

The amount of the Company's net income (loss) allocable to the non-controlling interest equity holders is based on the specific performance of their respective operating entity and is distributable to them on a quarterly basis. During the three months ended March 31, 2015 capital contributions in the amount of approximately $3,000 were received from the non-controlling equity holders and approximately $127,000 of net income was allocated and is distributable to the non-controlling equity holders.

9. EARNINGS PER SHARE CALCULATION

Basic earnings per share is computed as earnings available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the three months ending March 31, 2015 during which the Company reported a net loss, 11,421,398 warrants and 1,740,115 shares issuable under conversion features of convertible notes were excluded from the diluted loss per share computation as their effect would be anti-dilutive.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

10. WARRANTS FOR COMMON STOCK AND WARRANT LIABILITY

Warrants without Ratchet Provisions:

During the three months ended March 31, 2015 a total of 11,097 warrants were issued under a continuation agreements related to certain convertible notes payable.

In connection with a financing agreement on April 25, 2013, 5,987,340 ten-year warrants were issued to the lenders with an exercise price of $.01. These warrants have a put option that allows the holder to receive a cash payment of the value of the warrants (a minimum of $.011 or the market price) less the exercise price of $.01, upon the two year anniversary, event of default or the change in control date. As a result of this provision the warrants are treated as a liability and are re-measured at each reporting period.

A Summary of the Company’s warrant activity for warrants without ratchet provisions for the three months ended March 31, 2015 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	6,729,450	$.15	8.22
Issued or Issuable	11,097	$1.89
Cancelled or Expired	-	-
Exercised	-	-
Outstanding at end of period	6,740,547	$.15	7.92
Exercisable at end of period	6,740,547	$.15	7.92

At March 31, 2015 the intrinsic value of the outstanding warrants was $419,000.

Warrants with Ratchet Provisions:

The Company issued five-year warrants on April 25, 2013 to purchase 4,000,000 shares of common stock, exercisable at $0.22 per share, to a loan placement agent. In addition, on December 27, 2013 the Company issued five-year warrants to the same loan placement agent to purchase 680,581 shares of common stock at an exercise price of $0.47 per share. The warrants stipulate that if the Company issues any additional shares of common stock at a price per share less than the warrant exercise price, then the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued. In January 2014 the Company issued shares to an investor at $0.258 per share, which resulted in the exercise price on the warrants issued in December to be adjusted to the same $0.258 per share.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

Due to these ratchet provisions, the Company treats the warrants as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging”. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock.

A Summary of the Company’s warrant activity for warrants with ratchet provisions for the three months ended March 31, 2015 is presented below:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life
Balance at beginning of year	4,680,851	$.23	3.43
Issued or Issuable	-	-
Exercised	-	-
Canceled or expired	-	-
Addition due to ratchet trigger	-	-
Outstanding at end of period	4,680,851	$.23	3.19
Exercisable at end of period	4,680,851	$.23	3.19

At March 31, 2015 the intrinsic value of the outstanding ratchet warrants was $0.

Warrant Liability:

The warrant liability includes the aforementioned warrants issued to lenders and a placement agent in conjunction with a 2013 financing transaction. The warrant liability is written up or down based on the fair market value of the warrants at each reporting date. The following range of assumptions were used at March 31, 2015 to value the warrant liability at March 31, 2105 using the Black-Scholes pricing model:

Estimated fair value of underlying common stock	$.08
Exercise price	$1.89
Expected life (years)	3.1 – 8.1
Risk-free interest rate	1.37%
Expected volatility	216 - 261%
Dividend yield	-0

The activity in the warrant liability (a Level 3 classification in the fair value hierarchy) for the three months ended March 31, 2015 is as follows (in thousands):

Warrant liability-December 31, 2014	$1,133
Additional liability due to new grants	-
Gain on changes in fair market value	(357)
Warrant liability-March 31, 2015	$776

Changes in the fair market value of these warrant liabilities resulted in a gain of approximately $357,000 for the period ended March 31, 2015.

Sebring Software, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

Three Months Ended March 31, 2015

(Unaudited)

11. RELATED PARTIES

Related party transactions and balances include due from Related Parties (See Note 4), Notes Payable (See Note 6), Commitments and Contingencies (See Note 7), and certain equity transactions (See Note 8).

12. CONCENTRATIONS

Credit Risk - The Company’s cash equivalents typically consist of Bank demand deposits. Cash equivalent balances may, at certain times, exceed federally insured limits.

Geographic Concentration - The Company's dental practice locations are concentrated in Florida and Arizona.

13. Subsequent Events

In April 2015, the Company issued 5,000 shares of restricted common stock to a member of management in accordance with the terms of their employment agreement.

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

Overview

We were in the development stage of the Company until 2013 and therefore had not earned any revenue until the second quarter of 2013. The Company reported its audited financial statements for the operating period of April 26, 2013 until December 31, 2013 in its 10K annual report filed with the Securities Exchange Commission on March 31, 2014. Our designed purpose is to continue growing in the Dental Practice Management (“DPM”) industry and utilize our software connectivity product to reduce the costs associated with different software packages used by dental practices. DPM companies combine acquisition and organic growth to boost revenues while instilling best practice management infrastructure to increase the dental practices’ profitability. Capital and cost efficiency have driven the dental services industry to join DPM companies rather than remain as sole practitioners. Most DPMs and dental practices use different software packages. Sebring plans to use software solutions to substantially reduce the cost of DPMs data entry. With the above stated presence in the DPM market our company presently has 39 affiliated practices in the states of Florida and Arizona. The Company plans to boost revenues and substantially reduce costs through increased efficiencies through the use of software solutions and best practice management techniques as well as additional affiliated practices.

Results of Operations

Results of Operations for the three months ending March 31, 2015 compared to the three months ending March 31, 2014

Dental practice revenue for the three months ended March 31, 2015 was $5,248,000, an increase of $140,000 or 2.7% over $5,108,000 of dental practice revenue for the three months ended March 31, 2014.

Direct dental costs for the three months ended March 31, 2015 were $2,841,000, or 54.1 % of dental practice revenue, compared to direct dental costs of $2,499,000 or 48.9% of dental practice revenue for the three months ended March 31, 2014. Direct dental costs consist primarily of doctor and employee compensation and benefits in the dental practices. The increase in 2015 is attributable to one-time charges to transition all practices to the same pay cycle and implement incentive plans to drive revenue growth, additional administrative positions added to manage multi-state operations resulting from the acquisition of practices in Arizona, and rate increases in health insurance benefits.

Other direct dental costs for the three months ended March 31, 2015 were $1,329,000, or 25.3 % of dental practice revenue compared to $1,373,000 or 26.9% of dental practice revenue for the three months ended March 31, 2014. These costs consist of items such as lab expense, dental implants, clinical supplies and facility costs. The decrease is attributable to the Company’s efforts at managing and controlling operating costs.

Indirect dental expenses for the three months ended March 31, 2015 were $1,018,000, or 19.4 % of dental practice revenue compared to $1,021,000 or 20.0% of dental practice revenue for the three months ended March 31, 2014. These are costs incurred at the dental practices for other expenses such as computer expense, telecommunications costs, and other general office expenses. The decrease is attributable to the Company’s efforts at managing and controlling operating costs.

Corporate compensation and benefits decreased $107,000 from $254,000 or 5.0% of revenue for the three months ended March 31, 2014 to $147,000 or 2.8% of revenue for the three months ended March 31, 2015. The decrease is primarily due to a decrease of approximately $90,000 in non-cash compensation expense recorded with the issuance of restricted common shares issued to management in accordance with employment agreements.

General and administrative expenses decreased $242,000 from $952,000 or 18.6% of revenue for the three months ended March 31, 2014 to $710,000 or 13.5% of revenue for the three months ended March 31, 2015. This decrease was primarily due to a significant reduction in professional fees and other costs associated with the integration of practices acquired in 2013.

Loss from operations was $797,000, or 15.1% of revenue compared to $991,000 or 19.4% of revenue in 2014. This decrease was primarily due to the increase in revenue and the net reduction in expenses described above.

The gain of $357,000 on warrant liability relates to the change in fair value of the warrant liability for the three months ended March 31, 2015. A gain of $1,158,000 on warrant liability was recorded for the three months ended March 31, 2014. The warrants issued with the Term Loan were classified as liability due to certain provisions in such warrants and must be marked up or down to fair value at each reporting date.

Interest expense increased from $853,000 for the three months ended March 31, 2014 to $908,000 for the three months ended March 31, 2015. The increase was primarily due to additional borrowings in 2014. Interest expense includes amortization of the debt discount associated with certain notes and warrants, as well as compound interest and penalty warrants due under certain past due Notes Payable.

Inflation and seasonality

We do not believe that inflation or seasonality will significantly affect our results of operations.

Liquidity and capital resources

This report has been prepared with the contemplation of the Company’s ability to meet its ongoing obligations. The Company had a net loss of approximately $1.4 million for the three months ended March 31, 2015, of which approximately $766,000 was the amortization of intangible assets and loan issuance costs. Net cash provided by operations was approximately $484,000 for the three months ended March 31, 2015. As of March 31, 2015 there was a working capital deficit of $20.9 million, an accumulated deficit of $26.9 million and a stockholders’ deficit of $17.8 million. Furthermore, because the Company was unable to make the required principal and interest payments under its term loan and a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on approximately $17.3 million in principal and $3.5 million in accrued interest as of March 31, 2015.

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

Debt and contractual obligations

We have commitments to pay investors and lenders $20.7 million of principal and $4.1 million of accrued interest on various convertible notes, non-convertible notes and loans payable through March 31, 2015. We also owe $1.6 million in accounts payable, $1.3 million in accrued liabilities, $552,000 of payroll related liabilities and a capital lease obligation of $91,000 as of March 31, 2015. In addition, as of March 31, 2015, we have commitments to pay $2.6 million to the sellers, recorded as consultant liability, as part of the 2013 acquisition of 31 dental practices in Florida.

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

Consultant Liability - As a result of an April 25, 2013 merger the Company entered into consulting agreements with two individuals for an initial period of three years which automatically renew for an additional two years unless otherwise terminated under the terms of the agreements. The amounts payable under the consulting arrangements were deemed to be additional consideration for the merger. The net present value these payments were recorded as “consultant liability” of approximately $3,932,000 at the acquisition date. As of March 31, 2015, the remaining consultant liability is approximately $2.6 million. Of this amount, approximately $775,000 is reflected as a current liability at March 31, 2015.

Management Agreement - The Company has management contracts with four key members of management with lengths ranging from one to three years. These agreements will renew automatically at the expiration dates unless specifically terminated. The agreements commit the Company to pay a combined total of approximately $852,000 per year in base salary and stock compensation as determined by the Board of Directors. In addition, the contracts have Equity Participation clauses whereby the employees have been awarded a total of 1,100,000 shares of restricted stock to be distributed to the employees in in equal installments over periods ranging from two to five years. As of March 31, 2015 a total of 1,035,000 shares have been issued or are issuable under these agreements.

Service Agreement – As part of a December 2013 acquisition the Company assumed an existing service agreement with a third party to provide certain software, payroll and other management services for the acquired practices. The agreement is through June 2018 and has a monthly fee of $25,000.

Lender Contingency - Under a note issued on April 25, 2013 for $998,666 a lender is granted an equity interest equal to 1% of issued and outstanding common shares for each 120 days that any amount of the note remains outstanding. This penalty provision is effective one year after the maturity date of April 25, 2014 with a maximum of 4 issuances beginning August 23, 2015 and may cause dilution to current shareholders. As of the date of this report the Company has made no principal or interest payments on the Note.

Critical Accounting Estimates and Policies

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

Long-Lived Assets - The Company is required to evaluate long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows before interest charges to be generated by the assets. If long-lived assets are impaired, the impairment to be recognized is measured as the excess of the carrying value over the fair value. Long-lived assets held for disposal are reported at the lower of the carrying value or fair value less disposal costs. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at March 31, 2015 pursuant to current accounting standards.

Revenue Recognition - Revenues are earned from dental, primarily orthodontic, services provided to patients in thirty-eight dental facilities in the states of Florida and Arizona. Orthodontic patients agree to a fee structure in advance by signing a written agreement that details the services to be provided and the terms of the payment(s) for services. The services are typically rendered over eighteen to twenty-four months. Revenue is generally recognized on a straight line basis at a value net of refunds and other adjustments. Amounts collected in excess of amounts earned are deferred.

Revenue earned from general and cosmetic dental practices is recorded on a fee for service basis at the time the services are performed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, with other members of management, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Changes in internal control over financial reporting. Our Chief Executive Officer and our Chief Financial Officer evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015. We concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2015 a lawsuit was initiated against the Company in the Supreme Court of the State of New York, County of New York whereby an investor relations consultant claims he is owed stock compensation under a May 7, 2010 consulting agreement. The agreement describes 800,000 shares of common stock to be issued as compensation to the consultant along with $40,000 cash due upon signing of the agreement. An additional cash payment of $34,500 was due on May 21, 2011. Management asserts that no services were performed and no share or other compensation is due to the consultant. In March 2015 the Company filed a pre-answer motion to dismiss the action for lack of personal jurisdiction. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No liability has been accrued for this claim as of March 31, 2015.

In 2013 a subsidiary of the Company, Sebring Dental of Arizona (SDA) entered into an agreement to manage the dental practice of a third party. In August 2014, under the provisions of the agreement, SDA terminated its relationship with the practice. The owner of the practice demanded an arbitration to recover damages alleged to have resulted from the termination. The Company considers this damage claim to be without merit, and has initiated a counterclaim to recover amounts due to SDA for services performed under the terms of the agreement. The matter is currently in the initial stages of arbitration. Management believes that they will prevail in this matter and that any potential negative outcome will not have a material adverse impact on the Company’s financial position. No liability has been accrued for this claim as of March 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015 the Company issued 5,000 shares of common stock to a member of management according to the terms of their employment agreement. The shares were valued at the applicable price per share based on the trading price of the stock at the dates of issuance specified in the contract. Accordingly, the Company recorded approximately $1,000 as non-cash compensation expense.

As a result of a continuation agreements with holders of certain convertible notes payable 11,097 warrants were issued to the noteholders during the three months ended March 31, 2015. These five year warrants, with an exercise price of $1.89 were valued at $.79 per warrant under calculations performed at the time of inception of the continuation agreements using the Black-Scholes pricing model. Accordingly the Company recorded additional paid in capital of approximately $9,000 during the period ended March 31, 2015 related to these warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have commitments to pay investors and lenders $20.7 million of principal and $4.1 million of accrued interest on various convertible notes, non-convertible notes and loans payable through March 31, 2015. We also owe $1.6 million in accounts payable, $1.3 million in accrued liabilities, $552,000 of payroll related liabilities and a capital lease obligation of $91,000 as of March 31, 2015. In addition, as of March 31, 2015, we have commitments to pay $2.6 million to the sellers, recorded as consultant liability, as part of the 2013 acquisition of 31 dental practices in Florida.

Because the Company was unable to make the required principal and interest payments under a number of notes payable, it was in potential default (subject to lender notifying the Company of default) on $17.3 million of debt plus $3.5 million of accrued interest as of March 31, 2015.

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

Sebring Software, Inc.

Date May 14, 2015	/s/ Leif Andersen
Leif Andersen, CEO,
Principal Executive Officer

Date May 14, 2015	/s/ Scott A. Reynolds
Scott A. Reynolds, CFO
Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

